Form 10-K
period 2024-12-31
Ontrak, Inc.
filed 2025-04-14
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
As of the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $4.0 million based on the $3.15 closing sales price of the registrant's common stock on The NASDAQ Capital Market on that date (adjusted for the 1:15 reverse stock split effected on September 23, 2024).

As of April 8, 2025, there were 4,217,848 shares of the registrant’s common stock outstanding.

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

PART I
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements, including, without limitation, those relating to our future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, that may affect the operations, performance, development and results of our business. Our actual results may differ materially from those discussed due to such risks, uncertainties and assumptions. New risks emerge from time to time, and it is not possible for us to predict which new risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We caution you not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

*****
This report may contain estimates and other statistical data relating to market size and growth and other data about the industry in which we operate. Unless specified otherwise, such data is from industry and general publications, surveys and studies prepared or conducted by independent third parties. Such data involves a number of assumptions and limitations and may contain projections and estimates of the future performance of the industry in which we operate that are subject to a high degree of uncertainty, including uncertainty resulting from risks discussed in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them.

ITEM 1.    BUSINESS
Overview

Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was incorporated in the State of Delaware on September 29, 2003. Ontrak was founded with a passion for engaging with and transforming health outcomes for anyone impacted by behavioral health conditions through our Wholehealth+ and accompanying suite of solutions. We are a value-based behavioral healthcare company that identifies and engages people with unmet health needs using our proprietary Advanced Engagement System to improve clinical outcomes and reduce total cost of care. Through access to comprehensive claims data and other healthcare information, our technology-enabled platform utilizes analytics and predictive modeling to uniquely identify connections between behavioral health issues and physical chronic conditions, exposing gaps that traditional behavioral health providers often miss. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining advanced analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Our Market
The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. Despite substantial investments in healthcare programs, individuals with unaddressed behavioral health conditions that exacerbate chronic medical comorbidities continue to drive disproportionate costs for health plans and employers. The U.S. Centers for Disease Control and Prevention published findings, dated July 2024, indicating that 90% of the nation's $4.5 trillion annual healthcare expenditures are for people with chronic and mental health conditions. Additionally, an analysis in Milliman's research report titled “How do individuals with behavioral health conditions contribute to physical and total healthcare spending?” dated August 13, 2020 (the “Milliman research report”) found that for the high-cost behavioral health population, who typically have multiple chronic medical comorbidities, insignificant amounts are spent on needed behavioral healthcare. This unaddressed situation not only negatively impacts the lives of these individuals, but also significantly contributes to avoidable spending on healthcare costs associated with their chronic medical comorbidities. As unmanaged chronic conditions worsen over time, avoidable emergency department and inpatient costs are incurred. In 2023, Precedence Research reported that the U.S. behavioral health market accounted for $87.3 billion in 2023 and is expected to grow to approximately $136.6 billion by 2032. As such, engaging this population not only offers health plans a much greater cost savings opportunity compared to lower acuity populations, but also the opportunity to improve the lives and outcomes of their most vulnerable members.
A smaller, high-cost subset of these patients with behavioral health conditions drives the majority of the claims' costs for the overall substance dependent population. According to the Milliman research report, the behavioral subgroup patients constituted 5.7% of the total commercial population of insured lives but accounted for 44% of total commercial healthcare costs. Furthermore, adults with anxiety, addiction and/or depressive disorders increased by 300% since the beginning of the COVID-19 pandemic.
Mental Health America, a large community-based nonprofit dedicated to addressing the needs of those living with mental illness and promoting mental health, indicates in its 2024 report titled “The State of Mental Health in America” that 23% of adults in the United States of America are impacted by mental illness, which is equivalent to nearly 60 million Americans, of which over half of these adults do not receive any treatment and that approximately one in four adults with frequent mental distress could not see a doctor due to cost. When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage in our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs associated with their chronic medical conditions are significant as most patients with behavioral health conditions do not receive the appropriate treatment they need for other existing medical conditions.
The Deloitte Health Equity Institute and School of Global Health at Meharry Medical College conducted an equity-focused quantitative analysis to gain a broader understanding of the costs associated with mental health inequities in the U.S., and have found that avoidable and unnecessary expenses related to mental health inequities total approximately $477.5 billion in 2024, with measured trends indicating that these costs will continue to grow to approximately $1.3 trillion by 2040. This report emphasizes the importance of highlighting and understanding the future mental health status of the U.S. and its impact on health and health care spending.
Our Solution
Wholehealth+
Our business strategy is to deliver proven, value-based care returning clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen other medical comorbidities. We do this by offering our evidence-based Wholehealth+ solution, which consists of Ontrak Identify, Ontrak Outreach, Ontrak Engage, Ontrak Access and Ontrak Quality. These solutions enable identifying, engaging and treating these members through our technology-enabled program that focuses on the intersection between behavioral health, physical health and social health. Our advanced AI-supported intervention platform provides enhanced identification, engagement, digital indicators and treatment processes to improve the overall program efficacy and visibility, which provides greater flexibility to tailor treatment for a more personalized and effective behavior health solution designed to address the needs of our members throughout their care journey.
We are pioneering a new approach to behavioral healthcare, through our proprietary Advanced Engagement System, which we believe represents our key competitive advantage in the market. This innovative system infuses AI services throughout each stage of the behavioral health journey, and is designed to optimize stages of the journey, such as program eligibility, member outreach, coaching interactions, provider coordination, and outcomes measurement. Unlike traditional solutions, Ontrak’s approach can achieve engagement rates 2 to 3 times higher than industry standards with populations typically considered unreachable, setting a new benchmark that transcends conventional digital-only offerings.
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
Hard-to-engage populations need a high-touch solution. Our Ontrak solution provides personalized, thoughtful plans of care by combining evidence-based care coaching methodology with innovative psychosocial and medical treatment delivered through a proprietary provider network. The solution is designed to help payors treat and manage populations struggling with substance use disorder, depression and anxiety to improve their health and thereby decrease their overall health care costs.
Enrolled members receive care coaching and the opportunity to participate in telehealth or face-to-face evidence-based psychosocial and pharmacological treatment from our proprietary network of third-party providers. Ontrak care coaches guide members to relevant clinical pathways and providers and stay connected to each member throughout the 12-month Ontrak program to ensure that social determinants of health are assessed and addressed with the same level of attention as behavioral health risks. Our dedicated care coaches focus on member skill building and personal health goals, while coordinating care with a tightly integrated network of therapists, psychiatrists and addiction specialists who provide behavioral health treatment to address underlying behavioral conditions.
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
Our studies demonstrate the benefits of Ontrak program include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program. The following provides a summary of the five distinct solutions we offer, which in the aggregate represent Wholehealth+:
Ontrak Identify

Ontrak Identify provides the market with our proprietary AI-enabled predictive algorithms and imputed diagnoses to find those members who are hardest to reach for our prospect base. We specifically focus on members with anxiety, depression and/or substance use disorder(s) by using AI and predictive modeling, applying claims-based analytics to identify health plan members with medical costs that may be impacted through behavioral health treatment with the Ontrak program. We uncover deep, predictive attributes, leveraging advanced data analytics using variety of different features relating to co-occurring medical conditions to identify individuals with unaddressed behavioral health conditions, even absent a diagnosis, that cause or exacerbate chronic medical disease. These members may or may not be diagnosed with a behavioral condition. Whether these members remain in the Ontrak program or are referred back to our customers for their follow up and treatment, we believe there is value in tailoring solutions to meet the particular needs of each customer.

Ontrak Outreach
Ontrak Outreach leverages our best-in-class member enrollment specialists and evidence-based outreach approaches to reach and enroll new members into a plan’s existing offerings. Ontrak has developed superior enrollment expertise through years of successful refinement, including with populations traditionally considered unreachable. Whether we enroll members in Ontrak’s Wholehealth+ or Ontrak Engage or use our expertise to enroll members in our customers’ existing, non-Ontrak programs, there is value in tailoring solutions to meet the particular needs of each customer.
Ontrak leverages a cutting-edge solution that not only simplifies the process of managing electronic data interchange (EDI) exchanges with trading partners while complying with federal requirements and best industry practices, but also enables Ontrak to leverage advanced analytics and AI to identify and engage members who need our care the most and improve our data quality and integrity, resulting in faster and more accurate AI-based member identification, outreach, engagement and behavioral healthcare provider access.
With the combination of our AI driven identification of potential members and person-centered outreach methodology, based on our internal analysis of enrollment during a 12-month period, on average we successfully enroll approximately 58% of eligible and identified members into the Ontrak program.
Ontrak Engage
Ontrak Engage is our cutting-edge coaching model which includes evidence-based techniques and consistent coaching sessions that drive meaningful behavior change. We offer this solution for populations across all acuity levels, with flexibility to support members’ needs. Our partnership with a leading AI natural language processing platform now enhances our coaches’ effectiveness through real-time insights into how they engage with members. Whether we provide coaching or marry it with access to our top-notch provider network, there is value in tailoring solutions to meet each customers' particular needs.
With behavioral health concerns on the rise, and with social detriments and access barriers continuing to impact how and when these individuals seek care, it has never been more important to engage members who need help. Health plans struggle to effectively engage high-cost members with unaddressed behavioral health issues and chronic disease. Ontrak conducts smarter, more effective outreach on behalf of health plans through its proven approach to engaging costly, complex populations with unaddressed behavioral conditions and chronic disease.
Our engagement process is rooted in understanding the whole person and their barriers to healthcare access. Ontrak conducts multichannel outreach under its coaching model to engage and enroll the members identified in its initial identification phase as described above. We use motivational interviewing, an evidence-based approach to behavioral change, to identify participants' values, goals, needs, abilities and barriers. By understanding members on a more personal level, our team of trained, dedicated member engagement specialists and care coaches work together to remove barriers and drive program engagement, resulting in better retention, leading to better healthcare outcomes for members and reducing avoidable costs for health plans. Ontrak's enrollment specialists and care coaches build trust using a whole-person approach that aligns with each member's individualized concerns and challenges, including understanding their total health needs and identifying and removing barriers to care. Ontrak's model drives exceptionally high member engagement with the program, even among those who have failed in other behavior change programs.
Ontrak Access

Ontrak Access allows customers to develop and monitor their behavioral health networks and improve access and availability, whether or not paired with Ontrak Engage or other components of our program. Ontrak achieved certification as a Credentials Verification Organization by the National Committee for Quality Assurance for the element of license to practice, which further allows customers to delegate credentialing to Ontrak as needed. Ontrak Access provides a robust network of providers, real-time referrals with appointments within 1-2 weeks, and measurable outcomes driven by coordinated care team collaboration around treatment plan, medication adherence and goal achievement.

Ontrak Quality

Ontrak Quality is designed to help healthcare payers, providers, and stakeholders close care gaps through advanced AI capabilities, robust data management, personalized patient outreach and proven engagement techniques, improving quality measures and scores. Quality scores are vital in shaping healthcare, impacting reimbursement rates, star ratings, and patient outcomes. Ontrak Quality is designed to enhance patient outcomes and help health plans achieve national quality benchmarks by addressing key quality measures such as Healthcare Effectiveness Data and Information Set (HEDIS) and Star Ratings, which are widely used by organizations like the Centers for Medicare & Medicaid Services (CMS) for quality assessment in Medicare Advantage plans and by many state Medicaid programs.

Each segmented product described above builds upon our strengths in each area, which forms the basis for our Ontrak WholeHealth+ comprehensive solution. These customized solutions, each with its own pricing model, give us and our potential prospects the flexibility to design the most relevant and effective programs for their members.

Our Marketing Strategy

We are currently marketing our Ontrak solutions to payors with flexible fee structure, which includes, monthly enrollment fee or fee for service basis, which could also be combined with a shared savings rate based on a percentage of the validated cost savings that our solutions deliver.
Our marketing strategy emphasizes the following key differentiators that we believe set us apart in the behavioral healthcare market:

•Superior Engagement Rates: We highlight our proven ability to achieve engagement rates higher than industry standards with traditionally unreachable populations.
•Whole-Person Integration: We demonstrate how our comprehensive claims data analysis enables us to identify connections between behavioral health issues and physical chronic conditions that others miss.
•Documented ROI Across All Lines of Business: We share our independently validated studies showing consistent and durable cost savings for Medicare, Medicaid, and Commercial members.
•Advanced Engagement System: We showcase our proprietary technology platform that optimizes every step of the behavioral health journey.
•Value-Based Partnership Model: We emphasize our alignment of incentives with customer goals through our innovative contracting approaches.
We market our traditional Wholehealth+ solution, which focuses on the 2-5% of members who are lost to care, have high-cost thresholds, and chronic physical conditions with un- or under-addressed behavioral health needs, which our coaching and therapy model has been proven to address. However, we believe we can help health plan payors, value-based providers, and self-insured employers in their support and care for all their members with each component of our solutions.

How Whole-Person Care Delivers Meaningful Outcomes That Last
We believe our ability to deliver and document sustainable clinical improvements and cost savings differentiates us in the marketplace. Our unique combination of proprietary technology, proven engagement methodologies, and value-based approach enables us to achieve results that we believe sets us apart from other behavioral health providers.
In mid-2021, we presented a landmark behavioral study of the real-world impact of the Ontrak program, called the “Treatment Effect of the Ontrak Program” (the “Treatment Effect Study”) at the American Health Insurance Plans event. In December 2022, the Treatment Effect Study was published in the prestigious American Journal of Managed Care. The Treatment Effect Study reviewed healthcare utilization and costs over a 36-month period and compared the outcomes for Ontrak graduates to a propensity-matched group of individuals who were eligible to enroll but did not. The Treatment Effect Study demonstrated our program's ability to effectively help health plans engage hard-to-reach populations and reduce costs by reducing avoidable inpatient utilization and increasing use of productive, preventive care. Health plans saw the following results for each Ontrak graduate in the study:

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

In July 2024, the Company announced the results of a formal 36-month retrospective observational study conducted to assess the impact of Ontrak WholeHealth+ program on one of its health plan customer's Medicaid members' medical costs, which showed achievement of $721 per member per month cost savings for its graduated members with the WholeHealth+ program compared to matched controls. The study went further to evaluate members who did not graduate the Ontrak WholeHealth+ program but were enrolled for a minimum of five months. For this cohort, which averaged an 8.2 month enrollment period, the study shows statistically significant, difference-in-differences savings of gross all-cause medical costs over the enrollment period of $508 per member per month compared with matched controls. This study provides further evidence of the effectiveness of Ontrak’s WholeHealth+ program in reducing avoidable healthcare expenditures and improving patient outcomes. It also adds results for Medicaid members in addition to previously measured Medicare and Commercial member savings of $485 per member per month as part of the Treatment Effect Study discussed above.

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

Recent Business Developments
Customer Acquisitions and Expansions

In February 2024, the Company announced the expansion of Ontrak's WholeHealth+ program to a larger commercial population with an existing health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast. In March 2024, the Company announced a continuing expansion of its strategic partnership with the same health plan customer to offer its program to eligible self-insured groups. The expanded partnership initially represented more than 6.5 times increase in the number of this customer's members who are eligible for the Ontrak WholeHealth+ program. In November 2024, the Company announced expansion with this customer to provide Ontrak Engage for Commercial and self-funded members, and secondly to the Marketplace membership, marking a significant step in broadening outreach and support. In February 2025, the Company announced an extension of its strategic partnership with this customer for an additional three years through December 2027, following the three successful expansions throughout 2024 described above. These expansions have significantly broadened the reach and support for members, addressing their physical and behavioral health needs, and social determinants of health. With this expansion, Ontrak will now also be offering its Quality solution to close Healthcare Effectiveness Data and Information Set (HEDIS) gaps in care as part of its WholeHealth+ and Engage solutions to enrolled Sentara Health Plans members.

In May 2024, the Company announced that the Florida Agency for Healthcare Administration approved Ontrak Health as a subcontractor for a prominent regional Medicaid health plan for our Wholehealth+, Ontrak Engage and Ontrak Access solutions. The Company’s service for this customer launched in June 2024.

In August 2024, the Company announced the signing of a 2-year strategic partnership with a large, regional health plan in the northeast, aimed at delivering a proactive, predictive and personalized behavioral health solution to its members in New York with chronic comorbidities and unaddressed behavioral health utilizing our WholeHealth+ and Engage solutions, and the Company began enrollment process and began providing WholeHealth+ services to this health plan's enrolled members in October 2024. In late October 2024, the Company entered into an expanded partnership with this health plan customer to provide Ontrak Quality solution, which the Company recently launched and focuses on behavioral health metrics according to HEDIS and broadens access to services for Commercial, Medicaid and Health and Recovery Plan (HARP) members, not enrolled in the WholeHealth+ program, identified by the health plan as needing recommended behavioral healthcare services.

In December 2024, the Company announced the signing of a new customer contract with a healthcare system operating 400 clinics and 34 hospitals in the western U. S. to provide WholeHealth+ to its Medicare and Advantage members. The Company began enrollment of these members into its WholeHealth+ solution in mid-February 2025.
Customer Notifications, Reduction in Workforce and Restructuring

Over the last three years, our management has approved multiple restructuring plans as part of management's continued cost saving measures in order to reduce our operating costs, optimize our business model and help align with our previously stated strategic initiatives. In furtherance of the restructuring plans:

•In August 2022, approximately 34% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $7.7 million and in annual third party costs of approximately $3.0 million.
•In March 2023, approximately 19% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.7 million.
•In February 2024, approximately 20% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.2 million.

In each of October 2024 and October 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024 and February 2024, respectively.

Regulatory Matters
The healthcare industry is highly regulated and continues to undergo significant changes. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. For more information about regulatory matters, see discussion under "Risks related to our healthcare industry" in Item 1A - Risk Factors of this Form 10-K.
Human Capital Resources
As of December 31, 2024, we had a total of 112 employees, comprised of 104 full-time and eight part-time employees, representing an 8% year-over-year increase in our total employee headcount. A majority of our employee base is comprised of care coaches, member engagement specialists and other staff directly involved in member care. Our human capital strategy directly supports our key differentiator, the Advanced Engagement System, by prioritizing hiring staff who deliver the superior engagement rates that distinguish us in the market. We expect our headcount to continue to fluctuate for the foreseeable future as we focus on adding new customers, building operational efficiencies and making strategic investments to support the growth of our business.
In addition, as of December 31, 2024, we had a total of approximately 10 independent contractors who provide us various consulting services, including recruiting, marketing and other professional services, that are important to the operation of our business.

All of our employees are required to adhere to a professional code of conduct and comply with annual training on, but not limited to, raising awareness, preventing and reporting any type of unlawful discrimination, security awareness and Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”). We are not a party to any labor agreements and none of our employees are represented by a labor union.
Available Information
We were incorporated in the State of Delaware on September 29, 2003.
Our principal executive office, principal place of business and headquarters is located at 333 S. E. 2nd Avenue, Suite 2000, Miami, Florida 33131 and our telephone number is (310) 444-4300.
Our corporate website address is www.ontrakhealth.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding our company, at www.sec.gov. None of the contents of the foregoing websites are incorporated into this Annual Report on Form 10-K. Further, our references to URLs in this report are intended to be inactive textual reference only.

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

●	We need to raise additional capital to fund our operations through and beyond the second quarter of 2025. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital when needed, on favorable terms, or at all. If we cannot raise capital, on favorable terms or at all, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs. These circumstances raise substantial doubt about our ability to continue as a going concern.
●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	We have $11.4 million of secured debt, including accrued paid-in-kind interest, outstanding at December 31, 2024 under the Keep Well Agreement (as defined below), $8.9 million of which is represented by promissory notes payable at any time after August 30, 2025 upon demand of the holder and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. A default under the Keep Well Agreement or any of the promissory notes issued thereunder would have a material adverse effect on our financial condition, operating results, and business.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few significant customers. Since 2021, we have lost four significant customers. The loss of one or more other significant customers would have a material adverse effect on our financial condition, operating results and business.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect to be created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, and has limited voting rights.
●	Our largest stockholder controls approximately 46% of our outstanding common stock and beneficially owns approximately 96% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.
●	Our common stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.

●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We need additional capital to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional capital on a timely basis, on favorable terms, or at all.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities, and our recent operating results have been negatively impacted by the loss of significant customers. At December 31, 2024, our total cash was $5.7 million and we had working capital of approximately $0.8 million. We had an average monthly cash burn rate from operations of approximately $1.1 million for the year ended December 31, 2024. At December 31, 2024, we had $11.4 million of secured debt outstanding, including accrued paid-in-kind interest, $8.9 million of which is represented by convertible promissory notes payable at any time after August 30, 2025 upon demand of the holder and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. Such secured debt represents our borrowings under the Master Note Purchase Agreement dated as of April 15, 2022 (as amended to date, the “Keep Well Agreement”) we entered into with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Terren S. Peizer, “Acuitas”). Acuitas Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. We refer to the convertible promissory notes representing our borrowings under the Keep Well Agreement that are payable upon demand of the holder as the “Demand Notes” and to all the convertible promissory notes representing our borrowings under the Keep Well Agreement, including the Demand Notes, as the “Keep Well Notes.” These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2024 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Based on our current analysis of the conditions described above and our forecast of our future operating results, we will need to raise additional capital to fund our operations through and beyond the second quarter of 2025. In addition to potentially borrowing additional funds under the Keep Well Agreement, we are currently seeking to raise additional capital through an equity financing; however, when we can raise such additional capital, and how much capital we can raise, depends on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our business prospects. If we raise additional capital by issuing equity securities, it will result in further dilution to our stockholders and any such equity securities may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, such securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of such securities could impose significant restrictions on our operations. We do not know whether, and no assurances can be given that, additional capital will be available to us when needed, on terms favorable to us and our stockholders or at all. If additional adequate capital is not available or is not available on acceptable terms, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs

As of the filing date of this report, we have approximately $13.6 million, including accrued paid-in-kind interest, outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

Of the approximately $13.6 million outstanding under the Keep Well Agreement as of the filing date of this report, $10.9 million is represented by Demand Notes and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. If Acuitas were to demand that all or a significant portion of the Demand Notes be paid at any time after August 30, 2025 and if we did not have sufficient excess capital to repay the amounts due, which we currently do not, it would have a material adverse effect on our business. In addition, the Keep Well Agreement includes customary events of default for a first priority senior secured debt facility. In the event of default under the Keep Well Agreement, Acuitas and the collateral agent under the Keep Well Agreement would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and restrictions on the operation of our business would spring into effect. We have been in default under the Keep Well Agreement at various times in the past and have received waivers of such defaults from Acuitas. For example, in April 2025, Acuitas waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to our consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of our auditor thereon be unqualified as to going concern. No assurances can be given that we will receive a waiver from Acuitas for any future defaults. A default under the Keep Well Agreement would have a material adverse effect on our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of Acuitas, in its capacity as a secured creditor, on our assets.

See also “Acuitas Group Holdings, LLC owns approximately 46% of our outstanding common stock and beneficially owns approximately 96% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

The amounts we borrow under the Keep Well Agreement bear interest at a variable rate which could cause our outstanding indebtedness to increase significantly.

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. At December 31, 2024, we had a total of $1.4 million of accrued paid-in-kind interest on amounts borrowed under the Keep Well Agreement. The effective weighted average interest rate for the amounts borrowed under the Keep Well Agreement was 21.0% at December 31, 2024. See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information.

A substantial percentage of our revenues are attributable to a few customers, any or all of which may terminate our services at any time.

Approximately 93% and approximately 96% of our total revenue for the years ended December 31, 2024 and 2023, respectively, were attributable to three customers. Also, three customers represented 98% of our total accounts receivable as of December 31, 2024. We had no accounts receivable outstanding as of December 31, 2023.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, and which have adversely affected our business and financial condition and results. For example, in February 2021 and August 2021 we received notices from each of our then largest customers of their intent not to continue our program, and we received a notice from a significant customer in each of October 2023 and October 2024 of such customer’s intent not to continue using our services after February 2024 and December 2024, respectively. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to execute our business plan, increase our customer base and achieve broader market acceptance of our program.

Our ability to increase our customer base and achieve broader market acceptance of our Ontrak program depends to a significant extent on our ability to deploy our sales and marketing resources efficiently and our ability to drive our current sales pipeline to secure new customers and to cultivate customer and partner relationships to drive revenue growth in the near term. We are focused on identifying and developing new customer opportunities and these efforts require us to invest significant financial and other resources. The inability of our sales and marketing efforts to generate significant increases in revenue in the near term would have a material adverse effect on our financial condition, operating results, and business.

Our programs may not be as effective as we believe them to be, which could limit our potential revenue growth.

Our belief in the efficacy of our Ontrak programs is based on a limited experience with a relatively small number of members in comparison to the total addressable members. Such results may not be indicative of the long-term future performance of treatment with our programs. If positive results cannot be replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our programs are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our programs are effective, they may discontinue them because they determine that the aggregate cost savings are not sufficient, our programs do not have a high enough return on investment, they prefer other competitive or strategic programs or do not believe our programs deliver other desired benefits, such as clinical outcomes. Our success is dependent on our ability to enroll third-party payor members in our programs. Our outreach and enrollment efforts may not achieve the anticipated enrollment rates.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, in Part II, Item 8, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 46% of our outstanding common stock and beneficially owns approximately 96% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned “In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)” and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

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

Our federal net operating loss carry forwards ( “NOLs”) have an indefinite life. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We have experienced ownership changes in the past and can continue to experience ownership changes under Section 382 as a result of events in the past or the issuance of shares of common or preferred stock, or a combination thereof. As a result of such ownership changes, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization. The Company performs an analysis of its federal and state NOLs periodically to assess availability of their use and potential expiration.

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

In order to protect our proprietary technology and processes, we rely in part on trade secret protection and confidentiality provisions in our agreements with employees, treating physicians, and others. These agreements may not effectively prevent disclosure of our trade secrets or other proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information. Any disclosure, either intentional or inadvertent, by our current or former employees, treating physicians, or others, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements and erode our competitive position in our market. In addition, others may gain access to our trade secrets and proprietary information or independently discover or develop substantially equivalent information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. Our failure to protect trade secrets or other proprietary information could adversely affect our competitive position, which would significantly harm our business.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.

We may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets, trademarks or copyrights owned by third parties. Within the healthcare, drug and bio-technology industry, many companies actively pursue infringement claims and litigation, which makes the entry of competitive products more difficult. We may experience claims or litigation initiated by existing, better-funded competitors and by other third parties. Court-ordered injunctions may prevent us from continuing to market existing products or from bringing new products to market and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

Risks related to our healthcare industry

Recent changes in insurance and health care laws have created uncertainty in the health care industry.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payors. Following the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, there were renewed legislative efforts to significantly modify or repeal the Health Care Reform Law and certain executive policy changes designed to modify its impact, including the enactment of the Tax Cuts and Jobs Act in December 2017 which repealed the penalties under the Health Care Reform Law for uninsured persons. In light of the Supreme Court ruling in California et al. v. Texas et al. in June 2021 generally supporting the Health Care Reform Law, we cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. In January 2025, the new U.S. presidential administration issued Executive Order 14148, which revoked Executive Order 14009 issued by the prior U.S. presidential administration in January 2021, which had initiated a special enrollment period for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

Our policies and procedures may not fully comply with complex and potentially increasing regulation by state and federal authorities, which could negatively impact our business operations.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors, increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. Our failure or the failure of our treating physicians to comply with applicable healthcare laws and regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. Violations of other laws, such as the Anti-Kickback Law or the FDA prohibitions against promotion of off-label uses of drugs, can lead to liability under the federal False Claims Act. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings of qui tam actions has increased significantly in recent years. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil monetary penalties of between $14,308 and $28,619 for each false claim. Conduct that violates the False Claims Act may also lead to exclusion from the federal health care programs. Given the number of claims likely to be at issue, potential damages under the False Claims Act for even a single inappropriate billing arrangement could be significant. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to all payors.

On May 20, 2009, the Fraud Enforcement and Recovery Act of 2009, or FERA, became law, and it significantly amended the federal False Claims Act. Among other things, FERA eliminated the requirement that a claim must be presented to the federal government. As a result, False Claims Act liability extends to any false or fraudulent claim for government money, regardless of whether the claim is submitted to the government directly, or whether the government has physical custody of the money. FERA also specifically imposed False Claims Act liability if an entity “knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the Government.” As a result, the knowing and improper failure to return an overpayment can serve as the basis for a False Claims Act action. In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, which also made sweeping changes to the federal False Claims Act. The ACA also established that Medicare and Medicaid overpayments must be reported and returned within 60 days of identification or when any corresponding cost report is due.

Finally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (“HITECH”) created the crimes of health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including a private insurer. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from the federal health care programs.

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

We structure our relationships with our providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. On October 13, 2022, the Department of Labor published its “Employee or Independent Contractor Classification under the Fair Labor Standards Act” (the “FLSA Standards”) that would rescind existing guidance adopted under the Trump Administration and broaden the scope of the so-called “economic realities test” used to classify workers, likely making it more difficult for workers to be classified as independent contractors. In January 2024, the Department of Labor published a final rule, “Employee or Independent Contractor Classification Under the Fair Labor Standards Act” rescinding the Independent Contractor Status Under the Fair Labor Standards Act rule and replacing it with an analysis for determining employee or independent contractor status that is more consistent with the FLSA as interpreted by longstanding judicial precedent. Although we believe that our providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships particularly if the new FLSA Standards are adopted. If such regulatory authorities or state, federal or foreign courts were to determine that our providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our providers or experts are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

In providing administrative services to healthcare providers and operating our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, privacy and security of patient-identifiable health information, including the administrative simplification requirements of HIPAA and HITECH. The HIPAA Privacy Rule restricts the use and disclosure of certain patient information (“Protected Health Information” or “PHI”) and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding PHI transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and also includes health plans that will contract for the use of our programs and our services. HIPAA and HITECH require covered entities to bind contractors that use or disclose protected health information (or “Business Associates”) to compliance with certain aspects of the HIPAA Privacy Rule and all of the HIPAA Security Rule. In addition to contractual liability, Business Associates are also directly subject to regulation by the federal government. Direct liability means that we are subject to audit, investigation and enforcement by federal authorities. HITECH imposes breach notification obligations requiring us to report breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards. Business Associates must report such breaches so that their covered entity customers may in turn notify all affected patients, the federal government, and in some cases, local or national media outlets. We may be required to indemnify our covered entity customers for costs associated with breach notification and the mitigation of harm resulting from breaches that we cause. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions. Services provided under our Ontrak solution not only require us to comply with HIPAA and HITECH but also Title 42 Part 2 of the Code of Federal Regulations (“Part 2”). Part 2 is a federal, criminal law that severely restricts our ability to use and disclose drug and alcohol treatment information obtained from federally-supported treatment facilities. Our operations must be carefully structured to avoid liability under this law. Our Ontrak solution qualifies as a federally funded treatment facility which requires us to disclose information on members only in compliance with Title 42.

In addition to the federal privacy regulations, there are a number of state laws governing the privacy and security of health and personal information. Currently, there are at least 20 states that have comprehensive data privacy laws in place. The penalties for violation of these laws vary widely and the area is rapidly evolving.

In 2018, California passed the California Consumer Privacy Act (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. In 2020, Californians voted to enact the California Privacy Rights Act (the “CPRA”), which amends the CCPA by expanding consumers' rights in their personal information and creating a new governmental agency to interpret and enforce the statute. Most provisions of the CPRA will become effective on January 1, 2023. While information covered by HIPAA is generally exempt from the applicability of the CCPA as amended by the CPRA, the rights of consumers under the CCPA may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for certain security breaches.

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

Within the EEA, the General Data Protection Regulation (“GDPR”) took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive and becoming directly applicable across E.U. member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data (including health information) established in and outside of the EEA, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated in light of the U.K.'s withdrawal from the E.U. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to cyberattacks, viruses, breaches or interruptions due to employee error or malfeasance, breaches or interruptions due to the malfeasance or negligence of any of our third-party service providers, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (“DDOS”) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in a wide variety of different industries, including malware, ransomware, and email phishing scams. Any successful cybersecurity incident or attack or breach could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such incidents and breaches. Nonetheless, there can be no assurance that the protocols and systems we have designed to prevent or limit the effects of cybersecurity incidents or attacks, including our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other cyberattack and data security incidents. We might be required to expend significant capital and resources to protect against or address security breaches or other cyberattack and data security incident. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to provide treatment, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

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

Risks related to our preferred stock

Our Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities. If we liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. At December 31, 2024, our total liabilities was $11.2 million. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock.

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

Our Series A Preferred Stock is quoted on the OTC Markets. The OTC Markets provides significantly less liquidity than a listing on Nasdaq or another national securities exchange. Securities quoted on the OTC Markets are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our Series A Preferred Stock. Quotes for stocks included on the OTC Markets are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain.

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

Risks related to our common stock

Acuitas Group Holdings, LLC owns approximately 46% of our outstanding common stock and beneficially owns approximately 96% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the filing date of this report, 1,937,613 shares of our outstanding common stock were owned by, and 49,714,850 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 46% of our outstanding common stock and the beneficial ownership of approximately 96% of our common stock. The foregoing number of shares beneficially owned by Acuitas Group Holdings, LLC and the corresponding percentage assumes the conversion of $11.5 million of the principal amount outstanding under Keep Well Notes at a conversion price of $1.80 per share (with any accrued interest paid in cash) and includes 12,777,788 shares of common stock issuable upon exercise of warrants that would be issued upon conversion of such principal amount. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our board of directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of our other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of our other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with its continued listing requirements, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

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

When Nasdaq confirmed that we regained compliance with the minimum bid price rule on October 7, 2024, Nasdaq also informed us that, pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor for a period of one year from October 7, 2024, and that if, within that one-year period, we fail to maintain compliance with any continued listing requirement, Nasdaq’s Listing Qualifications Department will issue a delist determination letter and promptly schedule a new hearing with Nasdaq’s Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Listing Qualifications Department with respect to any deficiency that arises during the one-year monitoring period, and the Listing Qualifications Department will not be permitted to grant additional time for us to regain compliance with respect to any such deficiency. The foregoing would limit our ability to regain compliance with any continued listing requirement with which we become non-compliant and increases the likelihood that our common stock may be delisted from Nasdaq in the event we become non-compliant with any continued listing requirement. For example, unless we raise sufficient additional capital or our outstanding Keep Well Notes are converted into shares of our common stock, our stockholders' equity may be less than $2.5 million at June 30, 2025. If that were to be the case and if the market value of our listed securities continues to be less than $35 million, after we file our quarterly report on Form 10-Q for the quarter ended June 30, 2025, we expect to receive a Nasdaq delist determination letter and would be required to appeal the delisting determination to the Nasdaq’s Hearings Panel. No assurances can be given that we would appeal such delisting determination, or that if we do, that we would be granted any period of time within which to regain compliance with the stockholders’ equity rule, or that if such time is granted, that we would be able to regain compliance within the period granted.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of the filing of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, is approximately $13.6 million. Mr. Peizer, our former chief executive officer and chairman of our board of directors, owns and controls Acuitas. On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. In June 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. On February 18, 2025, the Court vacated the sentencing hearing scheduled for February 24, 2025 and ordered Mr. Peizer and the U.S. government to meet and confer regarding a new date. The Court has since set a forfeiture hearing for April 28, 2025. Neither the Company nor any other current or former director or employee of the Company has been charged by the DOJ or sued by the SEC. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

In connection with offerings of our securities, we submit listing of additional shares applications to Nasdaq. Current Nasdaq practice is not to accept or reject listing of additional shares applications before the closing of an offering. We believe that the issuances of our securities have been compliant with Nasdaq listing rules. However, Nasdaq could assert that one or more of our securities issuances was not in compliance with Nasdaq listing rules. For example, Nasdaq could assert that the exercise price reset and share adjustment provisions in the warrants we issued in our November 2023 public offering and concurrent private placement and under the Keep Well Agreement mandate a delisting determination unless such provisions are modified. Should that occur, we would need to obtain (1) with respect to the warrants issued in our November 2023 public offering, the consent of the holders of such warrants representing at least a majority of the shares of common stock underlying such warrants then outstanding and each investor in the November 2023 public offering who purchased at least $1.75 million of securities at the closing of the offering, and (2) with respect to the warrant issued in our November 2023 private placement and the warrants issued under the Keep Well Agreement, the consent of Acuitas, for any modifications. The failure to obtain such consent(s) could result in the delisting of our common stock.

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

The warrants we issued in the public offering and the concurrent private placement that closed in November 2023 and the warrants issued under the Keep Well Agreement have price-based anti-dilution provisions. Under these anti-dilution provisions, subject to certain limited exceptions, (a) the exercise price of these warrants will be reduced each time we issue or sell (or are deemed to issue or sell) any securities for a consideration per share less than a price equal to their exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), (b) on May 14, 2026, the exercise price of these warrants will be reduced to the greater of (i) $2.376 per share and (ii) the lesser of (x) the then exercise price and (y) the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately before May 14, 2026, (c) if at any time prior to June 20, 2027, we grant, issue or sell (or enter into any agreement to grant, issue or sell) any shares of common stock, non-convertible indebtedness and/or common stock equivalents to Acuitas that results in a reduction of the exercise price in accordance with the terms of these warrants, or we consummate (or enter into any agreement with respect to) any other financing with Acuitas and the exercise price of these warrants is greater than the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately following the public announcement of such transaction with Acuitas, then the exercise price of these warrants will be reduced to the lowest volume weighted average price on any trading day during such five trading day period, and (d) if we issue, sell or enter into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of our common stock, the holders of these warrants will have the right to substitute such variable price for the exercise price of their then in effect. In addition, these anti-dilution provisions provide that if the exercise price of the warrants decrease, then the number of shares of our common stock issuable upon exercise thereof will proportionally increase. See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information regarding these anti-dilution provisions.

To the extent we trigger, or enter into any agreement or issue any security that would trigger, the anti-dilution provisions of these warrants, our stockholders may experience substantial dilution. For example, on March 28, 2024, in connection with entering into an amendment to the Keep Well Agreement to provide for the issuance of additional securities thereunder at a price less than the exercise price of these warrants, we obtained a waiver from each holder of these warrants, pursuant to which such holder agreed to specified adjustments to the exercise price of their respective warrant in lieu of the adjustments that would otherwise be made in accordance with the terms of their respective warrant. In accordance with such waivers, the per share exercise price of their respective warrant was reduced from $11.99 to $4.8557 (as adjusted for the 1:15 reverse stock split effected on September 23, 2024), subject to further adjustment in accordance with the terms of such waiver and their respective warrant, and the aggregate number of shares of common stock issuable upon exercise of these warrants (without giving effect to the exercise of any of these warrants that occurred between their initial issuance date and the time the per share exercise price was reduced to $4.8557) increased from 3.8 million to 9.5 million (as adjusted for the 1:15 reverse stock split effected on September 23, 2024). As another example, in October 2024, in connection with 1:15 reverse stock split effected on September 23, 2024, the per share exercise price of certain of these warrants was reduced to $2.25 and per share exercise price of the rest of these warrants was reduced to $2.08, and the aggregate number of shares of common stock issuable upon exercise of these warrants increased from approximately 3.3 million to approximately 7.4 million.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2024, approximately 1.9 million outstanding shares of our common stock were held by our affiliates, including shares held by Acuitas, and may be sold or in accordance with the volume and other limitations of Rule 144 or pursuant to other transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or the conversion of the Keep Well Notes, would dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of the filing date of this report, we had outstanding (a) options to purchase 4,150,073 shares of our common stock at exercise prices ranging from $1.85 to $7,791.30 per share, (b) warrants to purchase 43,393,530 shares of our common stock at exercise prices ranging from $0.0014 to $135.75 per share, and (c) unvested RSUs covering 3,905 shares of our common stock. Also, assuming conversion of the $11.5 million of the principal amount of the outstanding Keep Well Notes at a conversion price of $1.80 per share (with any accrued interest paid in cash), we would issue 12,777,788 shares of our common stock. In addition to the issuance of shares of our common stock upon the exercise or conversion of outstanding securities, we may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy and in connection with acquisitions.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We need to raise additional capital, which we may do through public or private financing, which might include sales of equity or equity-linked securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for, or that represent the right to receive common stock, and/or the exercise of such securities, could be substantially dilutive to holders of shares of our common stock. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future offerings. Thus, our stockholders bear the risk of future offerings reducing the market price of our common stock and diluting their ownership interests.

We have historically relied in part on sales of our common stock to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly than in the past, or may not be available to us at all.

We have historically relied in part on sales of our common stock to fund our operations. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, we are not currently eligible to use a shelf registration statement due to non-payment of dividends on our Series A preferred stock, and as a result, if we issue securities in a registered offering, we must register such offering on a Form S-1 registration statement, as we did in November 2023. We may choose to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement, but we would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a shelf registration statement.

The holders of our Series A Preferred Stock have the right to elect two directors to our board of directors.

Under the terms of the certificate of designation establishing our Series A Preferred Stock, if dividends on our Series A Preferred have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our board of directors will be increased by two, and the holders of our Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We have not paid the dividends on our Series A Preferred Stock since February 2022 and the director election right described above commenced on August 31, 2023, though to date the holders of our Series A Preferred Stock have not filled the two directorships.

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

The ISMP was developed by the Company's information security team in collaboration with cross functional stakeholders, and is designed to ensure the organization's security posture and practices are in alignment with contractual, regulatory and industry requirements. Risk assessments against specified criteria are conducted no less than annually, and sooner if there are significant changes in the environment. Security services are delivered through a combination of internal and third party resources. Formal periodic meetings are held with Company's executive leadership to review relevant components of the ISMP, formal annual reviews of the policies are conducted, formal reviews of the entire ISMP and risk register are conducted at least annually, and more frequently if there are significant changes to the environment. Also, an independent review of the ISMP is conducted in the following ways: (i) an annual Health Insurance Portability and Accountability Act (HIPAA) risk assessment conducted by a third party; and (ii) a Health Information Trust Alliance (HITRUST) risk based two year assessment conducted by a third party.

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The Company's cybersecurity team briefs the Audit Committee on the effectiveness of the Company’s cybersecurity risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Company's Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

We have, from time to time, experienced threats to and breaches of our data and systems, including breaches of our data within third party vendor's system. As of the filing date of this report, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. There can be no assurance, however, that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. For more information about the cybersecurity risks we face, see the risk factor entitled "Cybersecurity incidents, security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation" in Part I, Item 1A of this report.

ITEM 2.    PROPERTIES

Our leased office space in Miami, Florida, serves as our principal place of business and headquarters. We also lease office space in Henderson, Nevada, which we use as the administrative office for certain of our back-office functions. We believe that our current office space is adequate to meet our needs.

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
Holders
As of April 8, 2025, there were 50 stockholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans

Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this report.
Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

OVERVIEW
General
Ontrak was founded with a passion for engaging with and transforming health outcomes for anyone impacted by behavioral health conditions through our Wholehealth+ and accompanying suite of solutions. We are a value-based behavioral healthcare company that identifies and engages people with unmet health needs using our proprietary Advanced Engagement System to improve clinical outcomes and reduce total cost of care. Through access to comprehensive claims data and other healthcare information, our technology-enabled platform utilizes analytics and predictive modeling to uniquely identify connections between behavioral health issues and physical chronic conditions, exposing gaps that traditional behavioral health providers often miss. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining advanced analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Recent Developments
Reverse Stock Split

We effected a 1-for-15 reverse stock split of our common stock, effective at 12:01 a.m. Eastern Time on September 23, 2024 (the “2024 Reverse Stock Split”). Our common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of trading on September 23, 2024. The 2024 Reverse Stock Split was authorized by our stockholders following their approval of a proposal at our 2024 annual meeting of stockholders that gave our board of directors the authority, at its discretion, to effect a reverse stock split at a ratio that is not less than 1-for-2 and not greater than 1-for-15, with the final ratio to be selected by our board of directors in its discretion. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information.

August 2024 Agreement with Acuitas

On August 13, 2024, we entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Keep Well Notes under the Keep Well Agreement (such Keep Well Notes, the “Committed Demand Notes”). Also, pursuant to the agreement, Acuitas agreed not to exercise its right to require that any amounts due under any Keep Well Notes that are payable upon demand of the holder be paid until after August 30, 2025. As of the filing date of this report, Acuitas purchased all of the $5.0 million of Committed Demand Notes. For more information, see the discussion under Liquidity and Capital Resources - Going Concern below and Notes 8 and 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Warrant Amendments

In a public offering completed in November 2023, we issued certain warrants to purchase shares of our common stock (such warrants, the “Public Offering Warrants”). Under the terms of the Public Offering Warrants, in addition to customary adjustments to their exercise price and the number of shares of common stock issuable upon exercise in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock (a “Stock Combination Event”), if the Event Market Price (as defined below) is less than the exercise price then in effect (after giving effect to the customary adjustments thereto as a result of the event), then, on the 16th trading day immediately following the Stock Combination Event, the exercise price will be reduced to the Event Market Price, and simultaneously with such adjustment, the number of shares of common stock issuable upon exercise is increased proportionally, such that the aggregate exercise price of the Public Offering Warrants, after taking into account the adjustment to the exercise price, will be equal to the aggregate exercise price before the adjustment to the exercise price. “Event Market Price” means, with respect to any Stock Combination Event, the quotient determined by dividing (x) the sum of the volume weighted average price of our common stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after the date of such stock combination event, by (y) five.

On October 8, 2024, we and certain holders of the Public Offering Warrants entered into warrant amendments (each, a “Warrant Amendment” and collectively, the “Warrant Amendments”), pursuant to which, solely with respect to the 2024 Reverse Stock Split, the parties agreed to shorten the measuring period for determining the Event Market Price for the 2024 Reverse Stock Split so that it ended on the 11th trading day immediately following the 2024 Reverse Stock Split. As a result of the foregoing, the exercise price of the Public Offering Warrants of the holders that entered into the Warrant Amendments was reduced to $2.25, which was the Event Market Price for the shortened period. In accordance with the terms of the Public Offering Warrants, the aggregate number of shares of common stock issuable upon the unexercised portions of those warrants as of October 8, 2024 increased to 1,483,098.

With respect to the Public Offering Warrants held by parties that did not enter into the warrant amendments described above, the Event Market Price for the 2024 Reverse Stock Split was $2.08. As a result, the exercise price of those Public Offering Warrants outstanding on October 12, 2024 (which was the day immediately following the end of the measuring period for determining the Event Market Price for the 2024 Reverse Stock Split other than for the Public Offering Warrants held by parties that entered into the warrant amendments described above) was reduced to $2.08 per share and the aggregate number of shares of common stock issuable upon the unexercised portions of those warrants as of October 12, 2024 increased to 4,966,383. Similarly, the exercise price of each of the warrant we issued to Acuitas in a private placement we completed in November 2023 and the warrants issued under the Keep Well Agreement was reduced to $2.08 per share and the number of shares of common stock issuable upon exercise thereof increased to 33,610,460.

For more information, see Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Customer Notifications, Reduction in Workforce and Restructuring

On October 2, 2024, we were notified by a health plan customer of its intent not to continue using our services after December 2024. For the year ended December 31, 2024, we billed this customer approximately $6.5 million, representing 59% of our revenue. On October 10, 2023, we were notified by a health plan customer of its intent not to continue using our services after February 2024. For the year ended December 31, 2023, we billed this customer approximately $4.3 million, representing 33.8% of our total revenue. See the risk factor titled “A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time,” in Item 1A of Part I of this report.

Over the last two years, our management has approved multiple restructuring plans as part of management's continued cost saving measures in order to reduce our operating costs, optimize our business model and help align with our previously stated strategic initiatives. In furtherance of the restructuring plans:

•In February 2024, approximately 21% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.0 million. We incurred approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees. The headcount reductions were completed during March 2024.
•In March 2023, approximately 19% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.7 million. We incurred approximately $0.5 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees.
For information regarding restructuring, severance and related costs, refer to Note 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Insurance Recoveries

The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the “DOJ”) investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of December 31, 2024, the Company submitted cumulative claims for legal defense costs totaling approximately $5.2 million, of which $4.9 million has been paid by the insurer to the third parties. The Company has $0.3 million of claims for legal defense costs recorded as other receivable included in “Prepaid expenses and other current assets” and $0.3 million as part of “Other accrued liabilities” on its consolidated balance sheet as of December 31, 2024.
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

	Year Ended December 31,
(in thousands, except callable outreach pool)	2024	2023	Change	% Change
Revenue	$10,846	$12,743	$(1,897)	(15)%
Cash flow from operations	(13,435)	(15,498)	2,063	13%

	At December 31,
	2024	2023	Change	% Change
Callable outreach pool - WholeHealth+	4,908	2,161	2,747	127%
Callable outreach pool - Ontrak Engage (1)	20,648	—	20,648	N/A
Total callable outreach pool	25,556	2,161	23,395	N/A
_________
(1) Represents the number of health plan members eligible for our Ontrak Engage program, one of the segmented solutions of WholeHealth+. We began offering the Ontrak Engage program on an à la carte basis in the first half of 2024. A detailed description of our solutions is available in Part I, Item 1 of this report.

Our revenue for 2024 was $10.8 million compared to $12.7 million for 2023. The decrease in our revenue in 2024 compared to 2023 was primarily due to a decrease in total average enrolled members during 2024 compared to 2023.
Our cash flow from operations for 2024 was $(13.4) million compared to $(15.5) million for 2023. The improvement in our cash flow from operations during 2024 compared to 2023 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from a strategic headcount reduction in February 2024 as well as cost optimization initiatives we implemented.

Our callable outreach pool for the WholeHealth+ program was 4,908 at December 31, 2024 compared to 2,161 at December 31, 2023. The increase was primarily related to the expansion of our program, in February 2024, to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast, and a continuing expansion of our strategic partnership with the same health plan customer, in March 2024, to offer our program to eligible self-insured groups. Also, in May 2024, we announced the launch of a new customer agreement with a prominent regional Medicaid health plan for our Wholehealth+ and Ontrak Engage and Ontrak Access solutions upon obtainment of state approval. In August 2024, we announced the signing of a new customer agreement with a large, regional health plan in the Northeast, for whom we began proving our WholeHealth+ solution in October 2024 to its members in New York as well as our Engage solution to its members who are not eligible for WholeHealth+ but who may benefit from ongoing care coaching to help them address physical and behavioral health challenges and social needs without the need for provider intervention. See discussion below about the launch of Ontrak Engage program. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process and enhancing our offering, we expect our callable outreach pool to continue to fluctuate in the near term.

In the first half of 2024, we began offering the Ontrak Engage program, one of the segmented solutions of WholeHealth+, on an à la carte basis. Our callable outreach pool for the Ontrak Engage program was 20,648 at December 31, 2024.

Key Components of Our Results of Operations
Revenue

We generate revenues from the services we provide to populations insured by (a) private health insurance programs, including employer funded programs (which we refer to as commercial revenue) and (b) government funded health insurance programs, such as managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members within customers with whom we have existing contracts.

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

One contract we have with a customer includes a minimum guarantee of aggregate invoices, at agreed upon rates, of $5.8 million over a two year contractual period that ended on December 31, 2024. We invoiced this customer $3.1 million as of December 31, 2024, leaving $2.7 million of the minimum guarantee not invoiced as of December 31, 2024. On February 18, 2025, we extended the contract with this customer for an additional three years through December 31, 2027, and extended the minimum guarantee of aggregate invoice contractual period end date from December 31, 2024 to June 30, 2025. If all $2.7 million is not invoiced to this customer by June 30, 2025, the shortfall will be invoiced to the customer on June 30, 2025, at which time revenue will be evaluated for recognition.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$10,846	$12,743
Cost of revenue	4,022	3,943
Gross profit	6,824	8,800

Operating expenses:
Research and development	4,638	6,626
Sales and marketing	2,670	3,580
General and administrative	17,016	19,269
Restructuring, severance and related costs	290	457
Total operating expenses	24,614	29,932
Operating loss	(17,790)	(21,132)

Other income, net	6	334
Debt issuance costs	(5,921)	—
Interest expense, net	(1,784)	(7,202)
Loss before income taxes	(25,489)	(28,000)
Income tax benefit, net	—	80
Net loss	$(25,489)	$(27,920)

Revenue

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Total revenue	$10,846	$12,743	$(1,897)	(15)%
Total revenue decreased $1.9 million, or 15%, in 2024 as compared to 2023. The decrease in revenue was primarily due to a decrease in total average enrolled members during 2024 compared to 2023, which was primarily the result of disenrollment of members as of February 28, 2024 and December 31, 2024 for the health plan customers who each gave us notice in October 2023 and October 2024 of their intent not to continue using our services after February 2024 and December 2024, respectively, slightly offset by new health plan customers signed during 2024.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Cost of revenue	$4,022	$3,943	$79	2%
Gross profit	6,824	8,800	(1,976)	(22)
Gross profit margin	63%	69%	(6)%
Cost of revenue increased $0.1 million, or 2%, in 2024 as compared to 2023. The increase was primarily due to higher compensation costs, partially offset by a decrease in provider costs.
Gross profit and gross profit margin decreased by $2.0 million and 6%, respectively, in 2024 as compared to 2023. The decrease in both gross profit and gross profit margin was primarily due to the increase in our cost of revenue discussed above, as well as the decrease in revenue discussed above.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Operating expenses:
Research and development	$4,638	$6,626	$(1,988)	(30)%
Sales and marketing	2,670	3,580	(910)	(25)
General and administrative	17,016	19,269	(2,253)	(12)
Restructuring, severance and related costs	290	457	(167)	(37)
Total operating expenses	$24,614	$29,932	$(5,318)	(18)

Operating loss	$(17,790)	$(21,132)	$3,342	(16)%
Operating loss margin	(164.0)%	(165.8)%	1.8%
Total operating expense decreased by $5.3 million, or 18%, in 2024 as compared to 2023. The decrease was primarily due to the following:
•$2.0 million decrease in our research and development costs, which was primarily related to a $1.1 million decrease in depreciation expense, a $1.0 million decrease in amortization expense and a $0.2 million decrease in software related costs, partially offset by a $0.2 million increase in professional consulting fees;
•$0.9 million decrease in our sales and marketing costs, which was primarily related to $1.1 million decrease in employee-related costs, partially offset by a $0.1 million increase in promotional costs related to marketing initiatives;
•$2.3 million decrease in our general and administrative costs, which was primarily related to a $2.1 million decrease in legal costs, a $0.5 million decrease in bad debt expense, $0.4 million decrease in insurance related costs, partially offset by a $0.6 million increase in employee-related costs and a $0.2 million increase in travel and entertainment expenses; and
•$0.2 million decrease in restructuring, severance and related costs, which was primarily due to costs related to the workforce reduction implemented in February 2024 compared to the workforce reduction implemented in March 2023. For more information, see Note 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Other Income, net

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Other income, net	$6	$334	$(328)	(98)%
Other income, net of $0.01 million for 2024 was primarily related to the gain on change in fair value of warrant liabilities. Other income, net of $0.3 million for 2023 was primarily related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees.
Debt Issuance Costs

	Year Ended December 31,
(In thousands, except percentages)	2024	2023	Change	Change %
Debt issuance costs	$(5,921)	$—	$(5,921)	N/A
Debt issuance costs for 2024 consisted of $3.3 million of debt issuance costs expensed related to promissory notes issued through June 2024 and $2.7 million of warrants expensed related to such promissory notes.

Interest Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Interest expense, net	$(1,784)	$(7,202)	$5,418	(75)%
Interest expense, net decreased by $5.4 million, or 75%, in 2024 as compared to 2023. The decrease was primarily due to lower average total outstanding loan balance during 2024 compared to 2023 and lower amount of accretion of debt discount to interest expense.
Income Tax Benefit, net

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	Change %
Income tax benefit, net	$—	$80	$(80)	(100)%
Income tax benefit, net of $0.08 million for 2023 was primarily related to a reversal of accrued estimated income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of December 31, 2024, our total cash was $5.7 million and we had working capital of approximately $0.8 million. For the year ended December 31, 2024, our average monthly cash burn rate from operations was $1.1 million. As of December 31, 2024, $11.4 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $13.6 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement is outstanding, $10.9 million of which is represented by promissory notes payable at any time after August 30, 2025 upon demand of the holder and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

The Keep Well Agreement includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. As of December 31, 2024, we were in compliance with the consolidated liquidity covenant, but we were not in compliance with the consolidated recurring revenue covenant. On April 8, 2025, the Company and Acuitas entered into an agreement under which Acuitas waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern. There can be no assurance that we will receive a waiver from Acuitas for any future defaults under the Keep Well Agreement. See the risk factor in Item 1A of Part I of this report titled, “As of the filing date of this report, we have approximately $13.6 million, including accrued paid-in-kind interest, outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.”

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.

Under applicable accounting standards, our management has the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months from the date the financial statements in this report are released. Based on our current analysis of the conditions described above and our forecast of our future operating results, and after taking into account the $1.5 million we received on March 28, 2025 in exchange for the Committed Demand Note purchased under the Keep Well Agreement, we will require additional capital to fund our operations through and beyond the second quarter of 2025. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

As of the filing date of this report, Acuitas may, in its sole discretion, elect to purchase up to an additional $5.5 million of Keep Well Notes. We have been in active discussions with Acuitas regarding its purchase of some or all of the additional $5.5 million of Keep Well Notes. We cannot predict the outcome of such discussions, including the extent to which, if any, Acuitas purchases any of such Keep Well Notes. In addition to potentially borrowing additional funds under the Keep Well Agreement, we are currently seeking to raise capital through an equity financing; however, when we can raise such capital, and how much we can raise, depends on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our business prospects. We do not know whether, and no assurances can be given that, capital will be available to us, including under the Keep Well Agreement, on terms favorable to us and our stockholders or at all. Further, additional borrowings under the Keep Well Agreement and/or an equity financing may have a dilutive effect on the holdings of our existing stockholders. If additional adequate capital is not available or is not available on acceptable terms, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs. As noted above, as of the filing date of this report, we have approximately $13.6 million of secured debt outstanding under the Keep Well Agreement. If we become unable to continue as a going concern or if Acuitas were to exercise its rights under the Keep Well Agreement in the event of default thereunder, Acuitas would have the rights of a secured creditor with a first priority lien on our assets, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and our other stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of this report titled, “We need additional capital to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional capital on a timely basis, on favorable terms, or at all.”

We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. As discussed above, we do not believe that our cash on hand and other sources of capital will be sufficient to allow us to meet our obligations as they come due and to continue our operating activities for at least the next 12 months from the date the financial statements in this report are released. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(13,435)	$(15,498)
Net cash used in investing activities	(177)	(285)
Net cash provided by financing activities	9,621	15,771
Net decrease in cash	$(3,991)	$(12)

We used $13.4 million of net cash in operating activities during the year ended December 31, 2024 compared with $15.5 million during the same period in 2023. The year over year improvement in our cash flow from operating activities during 2024 as compared to 2023 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses driven by restructuring plans implemented by management in February 2024 and vendor cost optimization plans.
Net cash used in investing activities was $0.2 million in 2024 compared with $0.3 million in 2023, relating to capitalized software development costs in each of the years.
Net cash provided by financing activities was $9.6 million in 2024 compared with $15.8 million in 2023. Net cash provided by financing activities for 2024 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement and $3.5 million of proceeds from exercises of warrants, partially offset by $1.9 million of financed insurance premium payments. Net cash provided by financing activities for 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement, $6.0 million of proceeds received under the Keep Well Agreement which was applied to purchase our securities issued in a private placement completed in November 2023, and $6.3 million of gross proceeds from the public offering completed in November 2023, partially offset by $1.7 million of total financing transaction costs, and $2.6 million of financed insurance premium payments.
Our total cash was $5.7 million as of December 31, 2024.
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
Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. We operate as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of our common stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. We conducted our annual goodwill impairment test as of October 1, 2024 and determined that no impairment of goodwill existed.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial information required to be filed hereunder are indexed in Part IV, Item 15 of this report and are incorporated herein by reference.

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

Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
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

ITEM 9B.    OTHER INFORMATION

(a) On April 8, 2025, the Company, Acuitas Capital and Mr. Peizer entered into an agreement under which (i) Acuitas Capital waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern; and (ii) the Company agreed that the foregoing waivers are in satisfaction of the Company’s claim to, and that the Company will not seek, restitution under the Mandatory Victim Restitution Act, 18 U.S.C. § 3663A and the Victim and Witness Protection Act, 18 U.S.C. § 3663 with respect to the matters adjudicated in United States v. Terren S. Peizer, Court Docket 2:23-CR-89. The foregoing summary of the agreement does not purport to be complete and is qualified in its entirety by reference to a copy of the agreement, which is filed as an exhibit to this report and incorporated by reference herein.

(b) During the period from October 1, 2024 to December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table lists our directors serving as of April 8, 2025. Each current director is serving a term that will expire at the Company's next annual meeting of stockholders.

Name	Age	Position	Director Since
Michael E. Sherman	65	Director, Chairman of the Board, Chairman of the Compensation Committee, Member of the Nominations and Governance Committee, and Member of the Audit Committee.	2017
Richard A. Berman	80	Director, Chairman of the Audit Committee, Member of the Nominations and Governance Committee, and Member of the Compensation Committee.	2014
James M. Messina	65	Director, Chairman of the Nominations and Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee.	2022

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

Executive Officers

The following table lists our executive officers as of April 8, 2025 and their respective ages and positions:

Name	Age	Position
Brandon H. LaVerne	53	Chief Executive Officer
Mary Louise Osborne	63	President and Chief Commercial Officer
James J. Park	48	Chief Financial Officer
Richard P. Newman	49	Chief Operating Officer

Brandon H. LaVerne has served as the Company’s Chief Executive Officer since November 2023. Mr. LaVerne previously served as the Company’s Chief Operating Officer from June 2022 to August 2024, Interim Chief Executive Officer from March 2023 to November 2023 and Co-President from June 2022 to March 2023. In addition, Mr. LaVerne served as the Company’s Chief Financial Officer from March 2020 to June 2022. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary between July 2007 and August 2019. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant (Inactive).

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

Richard P. Newman has served as the Company’s Chief Operating Officer since August 2024. Mr. Newman previously served as the Company's Senior Vice President of Business Development and Relationship Management, a position he held since February 2024 when he joined the Company. Prior to joining the Company, from 2022 to 2023, Mr. Newman served Senior Vice President and Chief Operating Officer at Lucet Health, where he led operations consisting of member engagement, network services, clinical operations, reporting and analytics, transformation and customer implementations. Prior to Lucet Health, from 2011 to 2022, Mr. Newman served in a variety of executive roles at Aetna, a CVS Health Company, most recently having served as Associate Vice President, Head of Behavioral Health Member Services and Technology from 2020 to 2022, where he led behavioral health and resources for living clinical/non-clinical operations and technology. From 2017 to 2020, Mr. Newman served as Executive Director, Head of Commercial Business Achieving Business eXcellence (ABX), from 2015 to 2017, Mr. Newman served as Executive Director, COS, Head of Strategy, Planning and Continuous Improvement and from 2013 to 2015, Mr. Newman served as Sr. Director, Enterprise Sales and Distribution Reporting and Analytics. Mr. Newman received his BS in Computer Information Systems from Bentley University and his Master of Business Administration, Finance from University of Connecticut.

Family Relationships

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq rules. In addition, it is the policy of the Company to comply with applicable federal and state laws, rules and regulations, including those applicable to the Company transacting in its own securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports required to be filed by our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2024 were timely filed, except that a Form 4 was filed late by Mr. Park and three Form 4s were filed late by Mr. Peizer, a person who beneficially owns more than 10% of our outstanding common stock.

ITEM 11.    EXECUTIVE COMPENSATION

Named Executive Officer Compensation

Under Item 402 of Regulation S-K, (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2024, regardless of compensation level, (ii) our two most highly compensated executive officers other than persons described in the preceding clause (i) who were serving as our executive officers at December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2024 are considered our “named executive officers.”

Our named executive officers are Brandon H. LaVerne, our Chief Executive Officer, Mary Louise Osborne, our President and Chief Commercial Officer, and James J. Park, our Chief Financial Officer. All of the information in this “Executive Compensation” section has been adjusted to reflect the 1-for-6 reverse stock split effected in July 2023 and the 1-for-15 reverse stock split effected in September 2024.

2024 Summary Compensation Table

					Option		All Other
			Bonus		Award		Compensation
Name and Principal Position	Year	Salary ($)	($)		($)(4)		($)(6)	Total ($)
Brandon H. LaVerne	2024	$450,000	$—		$1,101,760		$35,400	$1,587,160
Chief Executive Officer (1)	2023	450,000	91,900	(3)	127,814	(5)	27,139	696,853

Mary Louise Osborne	2024	450,000	—		786,971		30,811	1,267,782
President and Chief Commercial Officer (2)	2023	450,000	61,300	(3)	95,406	(5)	24,710	631,416

James J. Park	2024	350,000	—		708,274		36,660	1,094,934
Chief Financial Officer (3)	2023	350,000	48,200	(3)	56,657	(5)	28,399	483,256
__________

(1)	Mr. LaVerne was appointed to serve as the Company’s Chief Executive Officer on November 16, 2023 and served as the Company’s Chief Operating Officer immediately prior to such appointment and since June 2022.
(2)	Ms. Osborne was appointed to serve as the Company’s President on March 3, 2023, and has served as Chief Commercial Officer since June 2022.
(3)	Amount represents a retention bonus.
(4)	Represents the aggregate grant date fair value of option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 10 of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(5)	Amount includes compensation expense of $2,464, $5,871, and $2,936 for Mr. LaVerne, Ms. Osborne and Mr. Park, respectively, related to the repricing of stock options in May 2023. See “—Narrative Disclosures to Summary Compensation Table—Stock Options Repricing,” below.
(6)	Includes amounts related to group medical and dental benefits, group life insurance premiums, accidental death, short-term and long-term disability insurance, internet and 401(k) match in Company stock, to the extent these amounts exceed $10,000 in the aggregate for each named executive officer.

Narrative Disclosures to Summary Compensation Table

2024 Equity Awards

During 2024, Mr. Laverne, Ms. Osborne and Mr. Park were granted stock options to purchase 466,668, 333,334 and 300,001 shares of our common stock, respectively.

2023 Equity Awards

During 2023, Mr. LaVerne, Ms. Osborne and Mr. Park were granted stock options to purchase 3,889, 2,778 and 1,667 shares of our common stock, respectively.

Stock Option Repricing

In order to incentivize our employees who held stock options, on May 11, 2023, our board of directors unanimously approved a repricing of certain stock options outstanding under our 2017 Stock Incentive Plan that had an exercise price above $155.70 per share. The repricing was expressly permitted by the terms of the stockholder-approved 2017 Stock Incentive Plan. As a result of the repricing, the per share exercise price of the affected options was set to $36.90, which was the closing price of our common stock on May 19, 2023. The repricing included options held by the named executive officers set out below.

Named Executive Officer	No. of Shares Subject to Repriced Options	Exercise Price Per Share Before Repricing ($)
Brandon H. LaVerne	2,079	$155.70 - $156.60
Mary Louise Osborne	1,421	155.70 - 156.60
James J. Park	1,421	155.70 - 156.60

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

Named Executive Officer	No. of Shares Subject to Option	Retention Cash Payment ($)
Brandon H. LaVerne	412	$91,900
Mary Louise Osborne	309	61,300
James J. Park	309	48,200

Employment Agreements

Chief Executive Officer

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

Outstanding Equity Awards at Fiscal Year -End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards						Stock Awards (8)
	Number of	Number of					Number of		Market
	Securities	Securities					Shares or		Value of Shares
	Underlying	Underlying		Option			Units of Stock		or Units of
	Unexercised	Unexercised		Exercise		Option	That Have		Stock That
	Options (#)	Options (#)		Price		Expiration	Not Vested		Have Not
Name	Exercisable	Unexercisable		($)		Date	(#)		Vested ($)
Brandon H. LaVerne	257	155	(1)	$36.90	(6)	04/12/29	—		—
	1,389	1,389	(2)	36.27		11/29/29	—		—
	1,667	—	(3)	36.90	(6)(7)	03/25/30	—		—
	1,459	2,430	(2)	42.93		05/11/30	—		—
	—	466,668	(4)	3.34		06/21/31	—		—
	4,772	470,642

Mary Louise Osborne	193	116	(1)	36.90	(6)	04/12/29	—		—
	1,389	1,389	(2)	36.27		11/29/29	—		—
	1,042	1,736	(2)	42.93		05/11/30	—		—
	926	186	(5)	36.90	(6)(7)	08/30/31	—		—
	—	333,334	(4)	3.34		06/21/31	—		—
	3,550	336,761

James J. Park	193	116	(1)	36.90	(6)	04/12/29	—		—
	556	556	(2)	36.27		11/29/29	—		—
	389	—	(5)	36.90	(6)(7)	12/02/29	—		—
	723	—	(5)	36.90	(6)(7)	02/12/30	—		—
	625	1,042	(2)	42.93		05/11/30	—		—
	—	300,001	(4)	3.34		06/21/31	—		—
	—	—		—		—	9	(9)	$16.11
	2,486	301,715
___________

(1)	One fourth of the number of shares subject to these options vests one-year from the date of grant and the remaining shares vest equally each quarter thereafter over the remaining three years.
(2)	One fourth of the number of shares subject to these options vest one-year from the date of grant and the remaining shares vest equally every six months thereafter over the remaining three years.
(3)	One third of the number of shares subject to these options vest one year from the date of grant and the remaining shares vest equally each month thereafter over the next 24 months.
(4)	One half of the number of shares subject to these options vest one year from the date of grant and the remaining shares vest equally every six months thereafter over the remaining three years.
(5)	One fourth of the number of shares subject to these options vest one year from the date of grant and the remaining shares vest equally each month thereafter over the next 36 months.
(6)	This option was repriced in May 2023. There was no change to the vesting schedule of this option in connection with the repricing.
(7)	This option was repriced in April 2022. There was no change to the vesting schedule of this option in connection with the repricing.
(8)	These columns represent amounts related to awards of RSUs.
(9)	40% of these RSUs vest one-year from the date of grant and the remaining RSUs vest equally over the next three years.

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

Director Compensation

The following table provides information regarding compensation that was awarded to, earned by or paid to the individuals who served as our non-employee directors during the year ended December 31, 2024. None of our directors were awarded, earned or were paid any cash compensation during 2024. All of the information in this “Director Compensation” section has been adjusted to reflect the 1-for-6 reverse stock split effected in July 2023 and the 1-for-15 reverse stock split effected in September 2024.

	Option Awards	Total
Name	($) (1)	($)
Michael E. Sherman	$683,395	$683,395
Richard A. Berman	454,763	454,763
James M. Messina	454,763	454,763
____________

(1)	Represents the aggregate grant date fair value of option awards, valued in accordance with ASC 718, awarded to each of the named executive officers. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 9 of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

In 2024, incumbent non-employee directors were granted $50,000 worth of stock options. Grants to non-employee directors are pro-rated based upon the date they join our board of directors. In addition, each committee member was granted an additional $5,000 worth of stock options, the chairman of each committee was granted an additional $2,500 worth of stock options, and the chairman of our board was granted an additional $35,000 worth of stock options. The value of stock options was determined using the Black-Scholes model. The exercise price of the stock options was equal to the closing price of our common stock on the date of grant and the stock options vest quarterly over a one-year period from the date of grant, subject to attendance at meetings of our board of directors unless such absence is excused by the chairman of our board of directors.

In addition, in June 2024, each non-employee director was granted a retention grant of 185,186 stock options, with the chairman of our board receiving an additional 92,592 stock options, which was subject to stockholder approval (the “Board Retention Grants”). The value of stock options was determined using the Black-Scholes model. The exercise price of the stock options was equal to the closing price of our common stock on the date of grant and one third of the stock options vest on the first, second and third anniversaries of the grant date, subject to the applicable non-employee director’s continued service on our board of directors. Our stockholders approved the Board Retention Grants in September 2024.

We also reimburse our directors for reasonable out-of-pocket expenses they incur in connection with attending board or committee meetings.

Outstanding equity awards held by non-employee directors as of December 31, 2024 were as follows:

			Number of		Number of						Number of		Market Value of
			Securities		Securities				Grant Date		Securities		Securities
			Underlying		Underlying				Fair Market		Underlying		Underlying
			Unexercised		Unexercised		Option		Value		Stock Awards		Stock Awards
			Options		Options		Exercise		Options		That Have		That Have
Name	Grant Date		Exercisable (#)		Unexercisable (#)		Price ($)		Outstanding ($)		Not Vested (#)(6)		Not Vested ($)(6)
Michael E. Sherman	08/29/2022	(1)	679	(1)	—	(1)	$58.60	(1)(3)	$102,260	(4)	—		$—
	08/29/2022	(1)	420	(1)	—	(1)	58.60	(1)(3)	148,566	(4)	—		—
	08/29/2022	(1)	185	(1)	—	(1)	58.60	(1)	131,064	(4)	—		—
	08/29/2022	(1)	56	(1)	—	(1)	58.60	(1)	218,911	(4)	—		—
	08/29/2022	(1)	626	(1)	—	(1)	58.60	(1)	296,470	(4)	—		—
	01/03/2023		3,571		—		32.40		85,000		—		—
	01/02/2024		22,156		—		5.85		102,500		—		—
	06/30/2024		—		277,778		3.09		580,895		—		—
	08/29/2022	(2)	—		—		—		—		1,280	(2)	2,291	(2)

Richard A. Berman	08/29/2022	(1)	463	(1)	—	(1)	58.60	(1)	502,500	(5)	—		—
	08/29/2022	(1)	744	(1)	—	(1)	58.60	(1)(3)	112,123	(5)	—		—
	08/29/2022	(1)	461	(1)	—	(1)	58.60	(1)(3)	162,890	(5)	—		—
	08/29/2022	(1)	179	(1)	—	(1)	58.60	(1)	126,840	(5)	—		—
	08/29/2022	(1)	55	(1)	—	(1)	58.60	(1)	213,318	(5)	—		—
	08/29/2022	(1)	610	(1)	—	(1)	58.60	(1)	288,871	(5)	—		—
	01/03/2023		2,836		—		32.40		67,500		—		—
	01/02/2024		14,591		—		5.85		67,500		—		—
	06/30/2024		—		185,186		3.09		387,263		—		—

	08/29/2022	(2)	—	—	—	—	1,280	(2)	2,291	(2)

James M. Messina	08/29/2022		182	—	58.60	6,443	—		—
	01/03/2023		2,731	—	32.40	65,000	—		—
	03/23/2023		61	—	42.30	1,867	—		—
	01/02/2024		14,591	—	5.85	67,500	—		—
	06/30/2024		—	185,186	3.09	387,263	—		—
	08/29/2022	(2)	—	—	—	—	1,280	(2)	2,291	(2)
___________

(1)	At our 2022 annual meeting of stockholders held on August 29, 2022, our stockholders approved a director retention plan under which all stock options previously granted to our non-employee directors standing for reelection at such meeting were repriced and, to the extent any such options were vested, such portion became entirely unvested and became 100% vested on August 29, 2023.
(2)
On August 29, 2022, our then three remaining directors each received $300,000 worth of RSUs for their continued service on our board of directors. The RSUs vest over three years, with half vesting on the one-year anniversary of the date of grant, and the balance vesting equally on the second and third anniversary of the date of grant, subject to continued service on our board of directors. With the respect to each RSU that becomes vested, the settlement of the vested RSU will occur on the third anniversary of the date of grant.

(3)	In accordance with our director retention plan, the expiration date of this option was extended to December 19, 2027.
(4)	In accordance with our director retention plan, additional fair market value of $54,872 was calculated and expensed equally each month through August 2023.
(5)	In accordance with our director retention plan, additional fair market value of $71,265 was calculated and expensed equally each month through August 2023.
(6)	These columns represent amounts related to awards of RSUs.

There were a total of 717,187 shares of our common stock subject to outstanding stock options and RSUs held by non-employee directors as of December 31, 2024, with an aggregate grant date fair value of $4.6 million, the last of which vest in June 2027. There were a total of 699,488 shares of our common stock subject to stock options and RSUs granted to non-employee directors during 2024 and a total of 9,199 shares of our common stock subject to stock options and RSUs granted to non-employee directors during 2023.

Policies and Practices Related to the Grant of Certain Equity Awards

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. We do not grant equity awards to our employees, including our named executive officers, on an annual or other regular basis. Since 2022, we have granted stock options to our non-employee directors on the first trading day of the applicable calendar year. Such grants to our non-employee directors are approved by our compensation committee and board of directors at meetings that occur during the preceding calendar year. We do not otherwise maintain any written policies on the timing of awards of stock options, and we have not granted stock appreciation rights, or similar instruments with option-like features to any of our named executive officers or non-employee directors. Our compensation committee considers whether there is any material nonpublic information about our company when determining the timing of stock option grants and it does not seek to time the award of stock options in relation to our public disclosure of material nonpublic information. We have not timed the release of material nonpublic information for the purpose of affecting the value of executive compensation.

The following disclosure is provided in response to Item 402(x)(2) of Regulation S-K: During fiscal year 2024, no stock options were awarded to any of our named executive officers during the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form), and ending one business day after the filing or furnishing of such report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers listed in the 2024 Summary Compensation Table, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Except as indicated in the footnotes to the table, (i) the number of shares beneficially owned is presented as of April 8, 2025 (the “Measurement Date”), (ii) we believe that the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders, and (3) the business address of all individuals is c/o Ontrak, Inc., 333 S. E. 2nd Avenue, Suite 2000, Miami, FL, 33131. Percentage of ownership is based on 4,217,848 shares of common stock outstanding on the Measurement Date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of the Measurement Date pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner	owned	(1)	owned	class
5% or Greater Stockholder
Acuitas Group Holdings, LLC (2)	1,937,613	49,714,850	51,652,463	95.8%

Directors and Named Executive Officers:
Michael E. Sherman	0	50,466	50,466	*
Richard A. Berman	0	35,695	35,695	*
James M. Messina	0	33,963	33,963	*
Brandon H. LaVerne	491	5,658	6,149	*
Mary Louise Osborne	360	4,400	4,760	*
James J. Park	219	2,873	3,092	*

All current directors and executive officers as a group (7 persons)	1,070	133,055	134,125	3.1%
___________

*	Less than 1%.
(1)	Numbers in this column represent shares of common stock that may be acquired within 60 days of the Measurement Date pursuant to the exercise or conversion of outstanding securities.
(2)	Acuitas Group Holdings, LLC is a limited liability company 100% owned by Terren S. Peizer. Total common stock beneficially owned consists of: (i) 1,937,613 shares of common stock; (ii) an aggregate of 36,937,062 shares of common stock issuable upon exercise of outstanding warrants; (iii) an aggregate of 6,388,894 shares of common stock issuable upon conversion of senior secured convertible notes (assuming the conversion of the entire principal amounts thereof at a conversion price equal to $1.80 per share and all accrued and unpaid interest thereon is paid in cash), and (iv) 6,388,894 shares of common stock issuable upon exercise of a warrant that would be issued in connection with the conversion of all of the amounts owed under the notes referenced in clause (iii). The business address for Acuitas Group Holdings, LLC and Mr. Peizer is 200 Dorado Beach Drive, #3831, Dorado, Puerto Rico, 00646.
_
Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024. The information below has been adjusted to reflect the effect of the 1-for-6 reverse stock split effected in July 2023 and the 1-for-15 reverse stock split effected in September 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,958,636	$4.35	1,015,151
Equity compensation plans not approved by security holders	—	—	—
Total	3,958,636	4.35	1,015,151
___________
(1) Under our Amended and Restated 2017 Stock Incentive Plan, we may grant incentive stock options, restricted and unrestricted stock awards.
(2) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.__

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

Our common stock is traded on the NASDAQ Capital Market. Our board of directors has determined that all of its current members qualify as an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq listing rules.

Related Transactions

Since January 1, 2023, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors or executive officers or any holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, except for (a) the issuance in November 2023 of the Private Placement Securities (as defined in Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) to Humanitario Capital LLC, an affiliate of Acuitas Capital, and related transactions, and (b) the issuance of Keep Well Notes, warrants to purchase shares of our common stock, and shares of our common stock to Acuitas under the Keep Well Agreement and the other transactions related to the Keep Well Agreement, including issuance of shares upon conversion of Keep Well Notes and the stockholders agreement we entered into with Acuitas in February 2023, and (c) the agreement we entered into with Acuitas on April 8, 2025 described in Item 9B of this report, which is incorporated herein by reference. For information regarding the transactions described in clause (a) and (b) of the preceding sentence, see Note 7 and Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated herein by reference.

Company Policy Regarding Related Party Transactions

Pursuant to its charter, unless reviewed, approved and monitored by our board of directors or another duly authorized committee of our board of directors consistent with Nasdaq’s listing rules, our audit committee reviews and approves all related person transactions that are reportable by the Company under applicable SEC rules or regulations, and monitors any such approved transactions on an ongoing basis. In reviewing, approving and monitoring such transactions, our audit committee obtains, or directs management to obtain on its behalf, all information that it believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, our audit committee reviews and discusses the transaction, and may discuss the transaction with management, our independent auditor and/or legal counsel, prior to approval of the transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2024 and 2023 and fees billed for other services rendered during those periods:

	2024	2023
Audit fees (1)	$435,750	$448,134
All other fees (2)	118,187	63,808
Total	$553,937	$511,942
_________
(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as comfort letters.
(2) Relates to legal fees incurred relating to the SEC/DOJ investigation (see Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1),(2) Financial Statements
The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.
(a)(3)     Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Catasys, Inc. (incorporated by reference to Appendix A to Catasys, Inc.’s Definitive Schedule 14C filed with the SEC on October 4, 2019).
3.2	Certificate of Amendment of Certificate of Incorporation, filed July 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on July 6, 2020).
3.3
Certificate of Designations regarding 9.50% Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on August 21, 2020).

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

3.8(a)
Amended and Restated Bylaws of Ontrak, Inc., as amended through August 9, 2024 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

3.8(b)
Amendment to the Amended and Restated Bylaws of Ontrak, Inc. adopted on August 9, 2024 (incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

4.1
Specimen Common Stock Certificate (incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2005, on March 16, 2006).

4.2
Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019 (incorporated by reference to Exhibit 4.2 of Catasys, Inc.'s Form 8-K filed with the SEC on September 25, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.6 of Ontrak, Inc.'s annual report on Form 10-K filed with the SEC for the year ended December 31, 2020 on March 9, 2021).
4.4
Form of Purchase Warrant for Common Shares in favor of Special Situations Investing Group II, LLC (incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on March 8, 2022).

4.5(a)
Form of Senior Secured Note issuable under Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser, and the collateral agent (incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022).

4.5(b)
Form of Senior Secured Convertible Note issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on November 21, 2022).

4.5(c)
Form of Senior Secured Convertible Note issuable under Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on January 4, 2023).

4.5(d)
Form of Demand Note (attached as Exhibit A to the Sixth Amendment to Master Note Purchase Agreement) (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on March 28, 2024).

4.6(a)
Form of Purchase Warrant for Common Shares issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Ontrak, Inc.'s Form 10-Q filed with the SEC on November 21, 2022).

4.6(b)
Form of Purchase Warrant for Common Shares issuable under Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Ontrak, Inc.'s Form 8-K filed with the SEC on January 4, 2023).

4.6(c)
Form of Demand Warrant and New Keep Well Warrant (attached as Exhibit B to the Sixth Amendment to Master Note Purchase Agreement) (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on March 28, 2024).

4.7(a)	Form of Pre-Funded Common Stock Purchase Warrant issued on November 14, 2023 (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).
4.7(b)	Form of Common Stock Purchase Warrant issued on November 14, 2023 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on November 15, 2023).
4.7(c)	Form of Warrant Amendment dated October 8, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).
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

10.1#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the SEC on March 31, 2015).
10.2#	2017 Stock Incentive Plan (incorporated by reference to Exhibit B of Catasys, Inc.’s Preliminary Information Statement on Schedule 14C filed with the SEC on February 28, 2017).
10.3#
Employment Agreement dated July 26, 2022 by and between the Company and Brandon LaVerne (incorporated herein by reference to Exhibit 10.5 to Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023).

10.4#
Employment Agreement dated July 26, 2022 by and between the Company and Mary Louse Osborne (incorporated herein by reference to Exhibit 10.23 to Ontrak, Inc.'s Form S-1, Amendment No. 2, filed with the SEC on August 28, 2023).

10.5#
Employment Agreement by and between Ontrak, Inc. and Arik Hill, dated August 11, 2021 (incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 12, 2021).

10.6#
Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and James J. Park (incorporated herein by reference to Exhibit 10.17 of Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023).

10.7#
Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and Judith Feld (incorporated herein by reference to Exhibit 10.18 of Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023).

10.8(a)
Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and the collateral agent (incorporated by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022).

10.8(b)	Letter Agreement dated July 15, 2022, between Ontrak, Inc., and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 21, 2022).
10.8(c)
Letter Agreement dated August 26, 2022, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 9, 2022).

10.8(d)
First Amendment to Master Note Purchase Agreement, dated as of August 12, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K filed with the SEC on April 17, 2023).

10.8(e)
Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed with the SEC on November 21, 2022).

10.8(f)
Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on January 4, 2023).

10.8(g)
Fourth Amendment to Master Note Purchase Agreement made as of June 23, 2023, by and among Ontrak, Inc., certain of its subsidiaries, Acuitas Capital LLC, and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on June 27, 2023).

10.8(h)
Letter Agreement dated August 7, 2023, between Ontrak, Inc., Acuitas Capital LLC and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on August 10, 2023).

10.8(i)
Fifth Amendment to Master Note Purchase Agreement, dated as of October 31, 2023, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 2, 2023).

10.8(j)
Letter Agreement dated November 9, 2023, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).

10.8(k)
Stockholders Agreement made and entered into as of February 21, 2023, by and between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 22, 2023).

10.8(l)
Sixth Amendment to Master Note Purchase Agreement, dated as of March 28, 2024, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 28, 2024).

10.8(m)
Agreement by and between Ontrak, Inc. and Acuitas Capital, LLC, dated August 13, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

10.8(n)*	Agreement dated April 8, 2025, between Ontrak, Inc., Acuitas Capital LLC and Terren S. Peizer.

10.9
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

10.11#	Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).
10.12#
Form of stock option agreement for grants to non-executive officer employees under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.13#
Form of stock option agreement for grants to executive officers under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.14#
Form of stock option agreement for grants to non-employee directors under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.15#	Employment Agreement of Richard Newman, dated August 12, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).
19*	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy on Recovery of Erroneously Awarded Compensation, dated November 29, 2023 (incorporated by reference to Exhibit 97 of the Company's Form 10-K filed with the SEC on April 16, 2024).
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: April 14, 2025	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BRANDON H. LAVERNE	Chief Executive Officer	April 14, 2025
Brandon H. LaVerne	(Principal Executive Officer)

/s/ JAMES J. PARK	Chief Financial Officer	April 14, 2025
James J. Park	(Principal Financial and Accounting Officer)

/s/ MICHAEL E. SHERMAN	Chairman of the Board of Directors	April 14, 2025
Michael E. Sherman

/s/ RICHARD A. BERMAN	Director	April 14, 2025
Richard A. Berman

/s/ JAMES M. MESSINA	Director	April 14, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ontrak, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ontrak, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant net losses and negative operating cash flows since their inception and expect to continue to incur net losses and negative operating cash flow that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Debt and Equity Transactions

As described in Notes 7 and 8 to the financial statements, on March 28, 2024, the Company entered into the Sixth Amendment of the Keep Well Agreement with Acuitas Capital, LLC, a significant shareholder. In order to enter into the Sixth Amendment, the Company agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrants. The Company deemed these modifications of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.7 million. Under the Sixth Amendment, the Company agreed to issue and sell to Acuitas, in Acuitas sole discretion, up to $15 million of Keep Well

Notes that are payable upon demand of the holder. In addition, the parties agreed that the warrant coverage in respect of each Demand Note purchased by Acuitas would be 200% of the principal amount of the Demand Note. Under the Sixth Amendment, the conversion price of the Surviving Note was reduced from $0.60 to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on Nasdaq on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, subject to further adjustment in accordance with its terms. The Company concluded that this modification of the conversion price of the Surviving Note was a substantially different term as provided in the Sixth Amendment, and therefore extinguishment of original debt and recognition of new debt is appropriate. As such, the Company recorded a $0.5 million loss on extinguishment of debt, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. Based on the specific terms in the agreements and the applicable authoritative guidance, the Company determined that the common warrants should be classified as permanent equity. The Company was also required to apply complex accounting guidance to determine the appropriate accounting for the amendment, including complexities in determining the fair value of the equity instruments issued and classification and presentation debt of issuance costs.

We identified the assessment of the appropriate accounting and balance sheet classification of the common warrants as equity or liability as well as the accounting and valuation of amended debt and equity instruments issued as a critical audit matter due to the complexity in assessing the instruments features, which requires management to interpret and apply the complex terms in the agreements to the appropriate application of accounting authoritative guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

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

Goodwill Impairment Assessment

The Company performs goodwill impairment testing on an annual basis on October 1 or when events occur or circumstances change that would indicate the carrying value of the reporting unit exceeds its fair value. For reporting units evaluated using a quantitative assessment, the fair values are determined using a weighting of an income approach and a market approach. An impairment loss is recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, revenue projections and discount rates developed using market observable inputs and considering risk regarding future performance. Changes in these estimates can have a significant impact on the determination of cash flows and fair value. Based on the impairment tests, the fair value of the reporting unit exceeded the carrying value, no impairment of goodwill was recorded.

We identified the goodwill impairment assessment as a critical audit matter because of the significant management judgment and subjectivity in developing the fair value measurement of the reporting unit. This required a high degree of auditor judgement and an increase in audit effort to perform procedures and evaluate audit evidence related to the revenue projections, estimated costs, and the discount rate assumptions utilized in the income approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the goodwill impairment assessment; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the valuation model used in management’s estimate; (iv) testing the completeness, accuracy, and relevance of underlying data used in the model; and (v) evaluating the reasonableness of the revenue projections and assumptions used by management. Evaluating management’s assumptions related to the revenue projections, estimated costs and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) performing analyses over significant estimates and assumptions. We involved valuation professionals with specialized skills and knowledge when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount rates.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP
Philadelphia, Pennsylvania
April 14, 2025

ONTRAK, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$5,710	$9,701
Receivables, net	1,012	—
Unbilled receivables	595	207
Deferred costs - current	178	128
Prepaid expenses and other current assets	2,065	2,743
Total current assets	9,560	12,779
Long-term assets:
Property and equipment, net	490	913
Goodwill	5,713	5,713
Intangible assets, net	—	99
Other assets	5,167	147
Operating lease right-of-use assets	145	195
Total assets	$21,075	$19,846

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$179	$563
Accrued compensation and benefits	558	442
Deferred revenue	18	97
Demand notes payable, net	6,008	—
Current portion of operating lease liabilities	68	56
Other accrued liabilities	1,949	2,784
Total current liabilities	8,780	3,942
Long-term liabilities:
Long-term debt, net	2,327	1,467
Long-term operating lease liabilities	98	166
Total liabilities	11,205	5,575
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 4,217,848 and 2,564,465 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	6
Additional paid-in capital	550,585	484,926
Accumulated deficit	(540,722)	(470,661)
Total stockholders' equity	9,870	14,271
Total liabilities and stockholders' equity	$21,075	$19,846
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue	$10,846	$12,743
Cost of revenue	4,022	3,943
Gross profit	6,824	8,800

Operating expenses:
Research and development	4,638	6,626
Sales and marketing	2,670	3,580
General and administrative	17,016	19,269
Restructuring, severance and related costs	290	457
Total operating expenses	24,614	29,932
Operating loss	(17,790)	(21,132)

Other income, net	6	334
Debt issuance costs (Notes 7 and 8)	(5,921)	—
Interest expense, net	(1,784)	(7,202)
Loss before income taxes	(25,489)	(28,000)
Income tax benefit, net	—	80
Net loss	(25,489)	(27,920)
Dividends on preferred stock - undeclared	(8,954)	(8,954)
Deemed dividend on down round feature of warrants (Note 7)	(44,572)	—
Net loss attributable to common stockholders	$(79,015)	$(36,874)

Net loss per common share - basic and diluted	$(17.02)	$(49.56)

Weighted-average common shares outstanding - basic and diluted	4,643	744

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	3,770,265	$—	301,861	$3	$448,415	$(442,741)	$5,677
Common stock issued in Public Offering	—	—	306,138	—	986	—	986
Warrants and Pre-Funded Warrants issued in Public Offering	—	—	—	—	5,313	—	5,313
Common stock issued in conversion of Keep Well Notes	—	—	1,805,479	3	9,183	—	9,186
Warrants issued in conversion of Keep Well Notes	—	—	—	—	7,063	—	7,063
Pre-Funded Warrants and Warrants issued in Private Placement	—	—	—	—	11,000	—	11,000
Write-off of debt issuance costs related to conversion of Keep Well Notes	—	—	—	—	(3,654)	—	(3,654)
Write-off of debt issuance costs related to cancelled Keep Well Notes in Private Placement	—	—	—	—	(1,522)	—	(1,522)
Costs related to Public Offering and Private Placement transactions	—	—	—	—	(1,343)	—	(1,343)
Pre-Funded Warrants exercised	—	—	125,035	—	—	—	—
Common stock issued for financing under the Keep Well Agreement	—	—	22,646	—	—	—	—
Warrants issued in debt financing, adjusted for repricings	—	—	—	—	11,034	—	11,034
Loss on extinguishment of debt with related party	—	—	—	—	(4,494)	—	(4,494)
Restricted stock units vested, net	—	—	185	—	(3)	—	(3)
401(k) employer match	—	—	1,260	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,948	—	2,948
Fractional shares issued in connection with reverse stock split	—	—	1,861	—	—	—	—
Net loss	—	—	—	—	—	(27,920)	(27,920)
Balance at December 31, 2023	3,770,265	$—	2,564,465	$6	$484,926	$(470,661)	$14,271
Debt issuance costs, net	—	—	—	—	10,651	—	10,651
Common stock issued relating to settlement of contingent consideration	—	—	83	—	64	—	64
Pre-Funded Warrants exercised	—	—	268,827	1	—	—	1
Public Offering Warrants exercised	—	—	1,182,047	—	3,481	—	3,481
Demand Warrants issued	—	—	—	—	3,214	—	3,214
Loss on extinguishment of debt with related party	—	—	—	—	(521)	—	(521)
Warrants issued in debt financing, adjusted for repricing	—	—	—	—	278	—	278
Restricted stock units vested, net	—	—	38	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,920	—	3,920
Fractional shares issued in connection with reverse stock split	—	—	202,388	—	—	—	—
Deemed dividend on down round feature of warrants	—	—	—	—	44,572	(44,572)	—
Net loss	—	—	—	—	—	(25,489)	(25,489)
Balance at December 31, 2024	3,770,265	$—	4,217,848	$7	$550,585	$(540,722)	$9,870

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(25,489)	$(27,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,920	2,948
Paid-in-kind interest expense	1,362	3,753
Bad debt expense	—	531
Gain on termination of operating lease	—	(471)
Write-off of other asset	—	100
Depreciation expense	606	1,801
Amortization expense	504	4,581
Change in fair value of warrants	(6)	(35)
Debt issuance costs expensed related to Demand Notes	3,262	—
Demand Warrants expensed related to Demand Notes	2,659	—
Changes in operating assets and liabilities:
Accounts receivable	(1,012)	972
Unbilled receivables	(388)	(285)
Prepaid expenses and other assets	459	668
Accounts payable	(382)	(1,179)
Deferred revenue	(79)	(229)
Lease liabilities	(56)	(166)
Other accrued liabilities	1,205	(567)
Net cash used in operating activities	(13,435)	(15,498)
Cash flows from investing activities
Purchases of property and equipment	(177)	(285)
Net cash used in investing activities	(177)	(285)

Cash flows from financing activities
Proceeds from Demand Notes	8,000	—
Proceeds from Keep Well Notes	—	8,000
Proceeds from Keep Well Agreement held in escrow and funded Private Placement	—	6,000
Common stock, Pre-Funded Warrants and Warrants issued in Public Offering	—	6,299
Financing transaction costs	—	(1,744)
Proceeds from warrants exercised	3,481	—
Financed insurance premium payments	(1,860)	(2,647)
Finance lease obligations	—	(134)
Payment of taxes related to net-settled stock awards	—	(3)
Net cash provided by financing activities	9,621	15,771

Net change in cash and restricted cash	(3,991)	(12)
Cash and restricted cash at beginning of period	9,701	9,713
Cash at end of period	$5,710	$9,701

Supplemental disclosure of cash flow information:
Interest paid	$63	$67
Income taxes paid	5	3

Non-cash financing and investing activities:

Debt issuance costs	$10,651	$42
Conversion of Keep Well Notes to Common Stock and Warrants Issued	—	16,249
Keep Well Note cancelled and funded Private Placement	—	5,000
Warrants issued in connection with Keep Well Notes and 2024 Notes, adjusted for repricing	3,492	11,034
Losses on extinguishments of debt with related party	521	4,494
Write-off of debt issuance costs related to conversion of Keep Well Notes	—	3,654
Write-off of debt issuance costs related to cancelled Keep Well Notes in Private Placement	—	1,522
Financed insurance premiums	1,359	2,103
Finance lease and accrued purchases of property and equipment	6	3
Common stock issued to settle contingent liability	64	—
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was founded with a passion for engaging with and transforming health outcomes for anyone impacted by behavioral health conditions through our Wholehealth+ and accompanying suite of solutions. Ontrak is a value-based behavioral healthcare company that identifies and engages people with unmet health needs using our proprietary Advanced Engagement System to improve clinical outcomes and reduce total cost of care. Through access to comprehensive claims data and other healthcare information, the Company's technology-enabled platform utilizes analytics and predictive modeling to uniquely identify connections between behavioral health issues and physical chronic conditions, exposing gaps that traditional behavioral health providers often miss. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining advanced analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.
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

Going Concern

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of December 31, 2024, our total cash was $5.7 million and we had working capital of approximately $0.8 million. For the year ended December 31, 2024, our average monthly cash burn rate from operations was $1.1 million. As of December 31, 2024, $11.4 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $13.6 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement is outstanding, $10.9 million of which is represented by promissory notes payable at any time after August 30, 2025 upon demand of the holder and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

The Keep Well Agreement includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. As of December 31, 2024, we were in compliance with the consolidated liquidity covenant, but we were not in compliance with the consolidated recurring revenue covenant. On April 8, 2025, the Company and Acuitas entered into an agreement under which Acuitas waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern. There can be no assurance that we will receive a waiver from Acuitas for any future defaults under the Keep Well Agreement. See the risk factor in Item 1A of Part I of this report titled, “As of the filing date of this report, we have approximately $13.6 million, including accrued paid-in-kind interest, outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.”

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.

Under applicable accounting standards, our management has the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months from the date the financial statements in this report are released. Based on our current analysis of the conditions described above and our forecast of our future operating results, and after taking into account the $1.5 million we received on March 28, 2025 in exchange for the Committed Demand Note purchased under the Keep Well Agreement, we will require additional capital to fund our operations through and beyond the second quarter of 2025. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

As of the filing date of this report, Acuitas may, in its sole discretion, elect to purchase up to an additional $5.5 million of Keep Well Notes. We have been in active discussions with Acuitas regarding its purchase of some or all of the additional $5.5 million of Keep Well Notes. We cannot predict the outcome of such discussions, including the extent to which, if any, Acuitas purchases any of such Keep Well Notes. In addition to potentially borrowing additional funds under the Keep Well Agreement, we are currently seeking to raise capital through an equity financing; however, when we can raise such capital, and how much we can raise, depends on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our business prospects. We do not know whether, and no assurances can be given that, capital will be available to us, including under the Keep Well Agreement, on terms favorable to us and our stockholders or at all. Further, additional borrowings under the Keep Well Agreement and/or an equity financing may have a dilutive effect on the holdings of our existing stockholders. If additional adequate capital is not available or is not available on acceptable terms, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs. As noted above, as of the filing date of this report, we have approximately $13.6 million of secured debt outstanding under the Keep Well Agreement. If we become unable to continue as a going concern or if Acuitas were to exercise its rights under the Keep Well Agreement in the event of default thereunder, Acuitas would have the rights of a secured creditor with a first priority lien on our assets, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and our other stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of this report titled, “We need additional capital to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional capital on a timely basis, on favorable terms, or at all.”

We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. As discussed above, we do not believe that our cash on hand and other sources of capital will be sufficient to allow us to meet our obligations as they come due and to continue our operating activities for at least the next 12 months from the date the financial statements in this report are released. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Reverse Stock Splits

2024 Reverse Stock Split

Following stockholder approval of a proposal obtained at the annual meeting of the Company's stockholders held on September 10, 2024, on September 23, 2024, the Company effected a 1-for-15 reverse stock split (the “2024 Reverse Stock Split”). Fractional shares of the Company’s common stock resulting from the reverse split were automatically rounded up to the nearest whole share. The Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of trading on September 23, 2024. The Company’s common stock continues to trade under the symbol “OTRK,” but was assigned a new CUSIP number (683373401).

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

2023 Reverse Stock Split

Following stockholder approval of a proposal obtained at the special meeting of the Company's stockholders held in February 2023 (the “2023 Special Meeting”), on July 27, 2023, the Company effected a 1-for-6 reverse stock split (the “2023 Reverse Stock Split”). Fractional shares of the Company’s common stock resulting from the reverse split were automatically rounded up to the nearest whole share. All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the 2023 Reverse Stock Split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the 2023 Reverse Stock Split, were proportionally adjusted.

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
Commissions
Commissions paid to our sales force and engagement specialists are deferred as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue that gave rise to the commissions. Commissions for initial customer contracts and member enrollments are deferred on the consolidated balance sheets and amortized on a straight-line basis over the estimated useful life, which has been determined to be six years for initial customer contracts and six months to seven months for member enrollments in Ontrak Engage and WholeHealth+, respectively.
For the years ended December 31, 2024 and 2023, amortization expense relating to deferred commission costs was $0.3 million and $0.4 million, respectively.
Research and Development Costs
Research and development costs primarily include personnel and related expenses, including third-party services, for software development, engineering and information technology infrastructure development. Research and development costs are expensed as incurred.
Cash and Cash Equivalents
The Company considers cash equivalents as highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents on its consolidated balance sheet at December 31, 2024 and 2023.
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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value and if so, we perform a quantitative test. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. The Company conducted its annual goodwill impairment test as of October 1, 2024 and determined that no impairment of goodwill existed.

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

The following tables summarize fair value measurements by level at December 31, 2024 and 2023, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2024
	Level I	Level II	Level III	Total
Warrant liabilities (1)	$—	$—	$2	$2
Total liabilities	$—	$—	$2	$2

	Balance at December 31, 2023
	Level I	Level II	Level III	Total
Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (1)	—	—	8	8
Total liabilities	$—	$—	$72	$72
___________________
(1) Relates to warrants issued in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., executed on March 8, 2022, and included in "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2024 and 2023.
(2) Included in "Other accrued liabilities" on our consolidated balance sheets as of December 31, 2024 and 2023.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2024 and 2023 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to warrants issued in connection with an amendment to our Note Purchase Agreement dated September 24, 2019, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2023	$64
Settlement of contingent consideration	(64)
Balance as of December 31, 2024	$—

The $0.1 million of contingent consideration liability, relating to a stock price guarantee provided in our acquisition of LifeDojo Inc. completed in October 2020, was included in “Other accrued liabilities” on our consolidated balance sheets as of December 31, 2023. In January 2024, the Company issued 83 shares of common stock (1,238 shares of common stock before giving effect to the 2024 Reverse Stock Split), representing full settlement of the contingent consideration liability.
Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2024	2023
Volatility	100.00%	100.00%
Risk-free interest rate	4.29%	4.01%
Weighted average expected life (in years)	1.76	2.77
Dividend yield	0%	0%

Level III Warrant Liabilities
Balance as of December 31, 2022	$43
Gain on change in fair value of warrant liabilities	(35)
Balance as of December 31, 2023	8
Gain on change in fair value of warrant liabilities	(6)
Balance as of December 31, 2024	$2

For the years ended December 31, 2024 and 2023, we recorded a gain of $0.006 million and $0.035 million, respectively, related to change in the fair value of warrant liabilities in "Other income, net" on our consolidated statements of operations.

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
As discussed under the heading Management Services Agreement (“MSA”) below, the Company has two MSAs, one with a Texas nonprofit health organization (“TIH”) and another with a California Professional Corporation (“CIH”). Under the MSAs, the equity owners of TIH and CIH have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of these MSAs. The Company also agrees to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH including its decision making and approvals are conducted for its benefit, as evidenced by the fact that

(i) the operations of TIH and CIH are conducted primarily using the Company's licensed network of providers and (ii) under the MSA, the Company agrees to provide and perform all non-medical management and administrative services for the entities. Payment of the Company's management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to the Company's general credit.
Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans the Company has determined that TIH and CIH are VIEs. The Company, as the primary beneficiary, is required to consolidate the entities as it has power and potentially significant interests in the entities. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.
Management Services Agreement
In April 2018, the Company executed an MSA with TIH and in July 2018, the Company executed an MSA with CIH. Under the MSAs, the Company licenses to TIH and CIH the right to use the Company's proprietary treatment programs and related trademarks and the Company provides all required day-to-day business management services, including, but not limited to:
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
TIH pays the Company a monthly fee equal to the aggregate amount of (a) the Company's costs of providing management services (including reasonable overhead allocated to the delivery of its services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus, as determined by TIH at its sole discretion. The Company's management fee is subordinate to payment of the entities’ obligations.
CIH pays the Company a monthly fee equal to the aggregate amount of (a) the Company's costs of providing management services (including reasonable overhead allocated to the delivery of its services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the entity, provided that any capitalized costs will be amortized over a five-year period), and (b) any performance bonus, as determined by CIH at its sole discretion.
The Company's consolidated balance sheets included the following assets and liabilities from its VIEs (in thousands):

	December 31,
	2024	2023
Cash	$1,187	$1,433
Accounts receivable	441	—
Unbilled accounts receivable	—	85
Prepaid and other current assets	46	45
Total assets	$1,674	$1,563

Accounts payable	$1	$—
Accrued liabilities	40	52
Deferred revenue	—	64
Payables to Ontrak	1,876	2,281
Total liabilities	$1,917	$2,397

Concentration of Credit Risk
Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (“FDIC”). Under FDIC rules, the company is entitled to aggregate coverage as defined by the Federal regulation per account type per separate legal entity per financial institution. The Company has incurred no losses as a result of any credit risk exposures.
For more information about concentration of our accounts receivable and revenue, see Note 3 below.
Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), related to the disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on January 1, 2024 and the related disclosure of incremental segment information has been provided in Note 12 below.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its consolidated financial statements.

Also in November 2024, the FASB issued ASU No 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which requires disclosures by public entities about specific disaggregated information regarding specific costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in the notes to its financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (which effective date was clarified by the FASB in ASU No. 2025-01 - “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its consolidated financial statements and related footnote disclosures.

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

Note 3. Accounts Receivable and Revenue Concentration

The following table is a summary of concentration of credit risk by customer revenue as a percentage of our total revenue:

	Year Ended December 31,
Percentage of Revenue	2024	2023
Customer A	59.5%	55.6%
Customer B	28.7	3.1
Customer C	5.1	33.8
Remaining Customers	6.7	7.5
Total	100.0%	100.0%
As of December 31, 2023, the Company had no accounts receivable outstanding. The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable as of December 31, 2024:

At December 31,
Percentage of Accounts Receivable	2024
Customer B	45.8%
Customer A	43.5
Remaining customers	10.7
Total	100.0%

The Company applies the specific identification method for assessing provision for credit losses. There was no bad debt expense for the year ended December 31, 2024. The Company recorded $0.5 million of bad debt expense relating to unbilled receivables for the year ended December 31, 2023.

Customer Notifications

On October 2, 2024, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024. For the year ended December 31, 2024, the Company billed this customer approximately $6.5 million, representing 59.5% of the Company's total revenue.

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the year ended December 31, 2023, the Company billed this customer approximately $4.3 million, representing 33.8% of the Company's total revenue. For January 2024 through February 2024, the Company billed $0.5 million for services rendered and received full payment of such invoiced amount in March 2024.
Other receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of December 31, 2024, the Company submitted cumulative claims for legal defense costs totaling approximately $5.2 million, of which $4.9 million has been paid by the insurer to the third parties. The Company has $0.3 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.3 million as part of "Other accrued liabilities" on its consolidated balance sheet as of December 31, 2024.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Software	$4,817	$4,575
Computers and equipment	401	416
ROU assets - finance lease	268	300
Software development in progress	—	59
Subtotal	5,486	5,350
Less: Accumulated depreciation and amortization	(4,996)	(4,437)
Property and equipment, net	$490	$913

Total depreciation and amortization expense relating to property and equipment presented above was $0.6 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

Capitalized Internal Use Software Costs

During the years ended December 31, 2024 and 2023, the Company capitalized $0.2 million and $0.3 million, respectively, of costs relating to development of internal use software and recorded approximately $0.6 million and $1.7 million, respectively, of amortization expense relating to these capitalized internal use software costs.

Note 5. Restructuring, Severance and Related Costs

In each of 2024 and 2023, the Company implemented restructuring plans as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives.

In February 2024, approximately 21% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on its consolidated statement of operations for the year ended December 31, 2024. The headcount reductions were completed by May 2024.

In March 2023, approximately 19% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on its consolidated statement of operations for the year ended December 31, 2023. The headcount reductions were completed by April 2023.

Note 6. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of each of December 31, 2024 and 2023.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2023
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,500)	$—
Customer relationships	5	270	(171)	99
Total		$3,770	$(3,671)	$99

As of December 31, 2024, the Company's customer relationships presented in the table above were fully amortized. Amortization expense for intangible assets was $0.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

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

Basic and diluted net loss per common share were as follows for the period presented (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(25,489)	$(27,920)
Dividends on preferred stock - declared and undeclared	(8,954)	(8,954)
Deemed dividend on down round feature of warrants	(44,572)	—
Net loss attributable to common stockholders	$(79,015)	$(36,874)

Weighted-average shares of common stock outstanding	4,643	744
Net loss per common share - basic and diluted	$(17.02)	$(49.56)

Included in the weighted-average shares of common stock outstanding for the year ended December 31, 2024 and 2023 are a total of 1,299,575 and 1,568,402 shares of common stock (after giving effect to the reverse stock splits discussed in Note 2 above), respectively, issuable upon the exercise of Public Offering Pre-funded Warrants and Private Placement Pre-funded Warrants (as defined and described below), which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following number of shares issuable upon the exercise of stock options and warrants outstanding as of December 31, 2024 and 2023 have been excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive:

	December 31,
	2024	2023
Warrants to purchase common stock	41,366,503	8,097,902
Options to purchase common stock	3,958,636	77,566
Total	45,325,139	8,175,468
Equity Offerings
Common Stock and Warrants

On November 14, 2023, the Company completed a public offering (the “Public Offering”), in which the Company issued (a) 306,138 shares of its common stock and 650,896 warrants to purchase up to 650,896 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) at a combined public offering price of $9.00 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 418,706 pre-funded warrants (after giving effect to the 2024 Reverse Stock Split) to purchase up to 418,706 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) (the “Public Offering Pre-Funded Warrants”) and 837,411 warrants (after giving effect to the 2024 Reverse Stock Split) to purchase up to 837,411 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) at a combined public offering price of $8.4646 per Public Offering Pre-Funded Warrant and accompanying warrants (after giving effect to the 2024 Reverse Stock Split), which represents the per share public offering price for the common stock and accompanying warrants less the $0.0014 per share exercise price (after giving effect to the 2024 Reverse Stock Split) for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the warrants accompanying the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering and it constituted a qualified financing for purposes of the Keep Well Agreement. See Note 8 below. Total net proceeds was approximately $5.3 million (net of approximately $1.0 million of offering related fees and expenses, not including the placement fee payable relating to the private placement discussed below). The Public Offering Warrants had an initial exercise price of $0.85 per share, subject to adjustment, and expire on December 20, 2028.

In accordance with the Fifth Amendment (as defined and described in Note 8 below), concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC, an affiliate of Acuitas Capital, in a private placement (the “Private Placement”) an unregistered pre-funded warrant to purchase up to 1,299,575 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split), at an exercise price of $0.0014 per share (after giving effect to the 2024 Reverse Stock Split) (the “Private Placement Pre-Funded Warrant”), and an unregistered warrant to purchase up to 6,418,589 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split), at an exercise price of $4.8557 per share (after giving effect to the 2024 Reverse Stock Split) (the “Private Placement Warrant,” and together with the Private Placement Pre-Funded Warrant, the “Private Placement Securities”), for total consideration of $11.0 million. The consideration for the Private Placement Securities consisted of (a) $6.0 million held in an escrow account that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) from $7.0 million to $2.0 million. The $5.0 million reduction of debt owed under the Keep Well Notes was cancelled. See Note 8 below. The Company wrote-off $1.5 million of debt discount in connection with $5.0 million cancellation of Keep Well Notes. The Company paid placement fees of approximately $0.4 million in connection with the Private Placement.

The Company assessed and determined that the warrants issued in the Public Offering and Private Placement as described above qualified for equity classification and applied the relative fair value method to allocate proceeds from each Public Offering and Private Placement transactions to the respective warrants.

Also, in accordance with the Fifth Amendment, on November 14, 2023 and before the closing of the Public Offering and Private Placement, the Notes Conversion (as defined and described in Note 8 below) was effected. In connection with the Notes Conversion, $16.2 million of Keep Well Notes were converted into 1,203,653 shares of the Company’s common stock (after giving effect to the 2024 Reverse Stock Split) and the Company issued to Acuitas a warrant to purchase up to 1,203,653 shares of the Company’s common stock (after giving effect to the 2024 Reverse Stock Split) with an exercise price of $13.50 per share (after giving effect to the 2024 Reverse Stock Split), which was the conversion price of the Keep Well Notes converted in the

Notes Conversion. The Company wrote-off $3.7 million of debt discount in connection with the conversion of $16.2 million of Keep Well Notes.

Because the Public Offering Price was less than the conversion price at which Keep Well Notes were converted in the Notes Conversion, in December 2023 and in accordance with the Fifth Amendment, (1) the Company issued to Acuitas 601,827 additional shares of common stock (after giving effect to the 2024 Reverse Stock Split), which when added with the shares of common stock issued in respect of the Notes Conversion, equaled the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price; and (2) the exercise price of the warrant issued in connection with the Notes Conversion was reduced to the Public Offering Price and the number of shares of common stock subject to such warrant was increased by an additional 601,827 shares (after giving effect to the 2024 Reverse Stock Split) to equal the number of shares of common stock that would have been subject to the warrant if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price. See Note 8 below.
Warrant Adjustment Provisions

In addition to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, the exercise price of the Public Offering Warrants, the Private Placement Warrant and the Keep Well Warrants, and the number of shares of common stock issuable upon exercise thereof are subject to adjustment upon the occurrence of the events described below (collectively, the “Warrant Adjustment Provisions”).

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

In the event of a fundamental transaction, as described in the warrants, and which generally includes any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of the Company's properties or assets, the Company's consolidation or merger with or into another person, the acquisition of more than 50% of the Company's outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company's outstanding common stock, a holder of any of the Public Offering Warrants, the Private Placement Warrant or the Keep Well Warrants will be entitled to receive upon exercise thereof the kind and amount of securities, cash or other property that the holder would have received had it exercised the holder’s applicable warrant immediately prior to such fundamental transaction. Additionally, as more fully described in the warrants, in the event of certain fundamental transactions, the holder will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the warrants) of the warrants on the date of consummation of such transaction.

Waivers by Holders of Outstanding Warrants

On March 28, 2024, the Company and each holder of a Public Offering Warrant entered into a waiver and consent agreement (collectively, the “Public Offering Investor Waivers”), pursuant to which such holder agreed to waive, with respect to the transactions contemplated by the Sixth Amendment (as defined and described in Note 8 below), certain limitations and prohibitions in the securities purchase agreement pursuant to which the Public Offering Warrants were issued that otherwise would have prohibited the Company from entering into Sixth Amendment and consummating the transactions contemplated thereby.

In addition, pursuant to the Public Offering Investor Waivers, the holders of the Public Offering Warrants agreed to the following adjustments to the exercise price of the Public Offering Warrants then in effect (in lieu of the adjustments that would otherwise be made in accordance with the terms of the Public Offering Warrants) in connection with the Sixth Amendment and the transactions contemplated thereby: (i) the exercise price was reduced to $5.40 per share at the time the Company entered into the Sixth Amendment (after giving effect to the 2024 Reverse Stock Split); (ii) if $5.40 was greater than the lowest volume weighted average price (“VWAP”) of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the Company entering into the Sixth Amendment (the “Restricted Transaction Measuring Period”), then the exercise price per share would be further reduced to the lowest VWAP on any trading day during the Restricted Transaction Measuring Period; and (iii) if any Keep Well Note is converted into shares of the Company’s common stock at a conversion price per share less than the exercise price per share of the Public Offering Warrants then in effect, after giving effect to the preceding clauses (i) and (ii) and any adjustments pursuant to the terms of the Public Offering Warrant (other than Section 3(b) thereof), then the exercise price will be further reduced to such conversion price at such time of such conversion.

Also on March 28, 2024, the Company and Humanitario Capital LLC entered into a waiver and agreement (together with the Public Offering Investors Waivers, the “Investor Waivers”) pursuant to which, among other things, Humanitario agreed to the adjustments to the exercise price of the Private Placement Warrant then in effect as described above for the Public Offering Warrants (in lieu of the adjustments that would otherwise be made in accordance with the terms of such warrant) in connection with the Sixth Amendment and the transactions contemplated thereby.

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period (the five trading day ended on April 5, 2024) was $0.3442 and accordingly, the exercise price of the Public Offering Warrants and the Private Placement Warrant was reduced to $0.3442 per share (or $4.8557, after giving effect to the 2024 Reverse Stock Split), subject to further adjustment in accordance with the terms of the Investor Waivers and such warrants.
In order to enter into the Sixth Amendment, as described above, the Company and the holders of the Public Offering Warrants and Private Placement Warrant agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrant, as described above. The Company deemed these modifications of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.7 million. A cumulative total of $10.9 million of debt issuance costs (the foregoing $10.7 million plus $0.2 million of legal cost) was recorded as an other long-term asset included in "Other assets" on the Company's consolidated balance sheet. As of December 31, 2024, $3.3 million of such debt issuance costs, representing a proportionate amount relative to the $4.5 million of Demand Notes that have been issued through August 12, 2024, was expensed and included in "Debt issuance costs" in the

Company's consolidated statement of operation for the year ended December 31, 2024, and $2.5 million of such debt issuance costs, representing a proportionate amount relative to the $3.5 million of Demand Notes that have been issued from August 13, 2024 through December 31, 2024, was recorded as debt issuance costs and are being amortized using the effective interest method through August 30, 2025. As of December 31, 2024, $5.1 million of aforementioned debt issuance costs remain in "Other assets" on the Company's consolidated balance sheet.

Warrant Amendments

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

With respect to the Public Offering Warrants held by parties that did not enter into the warrant amendments described above, the event market price for the 2024 Reverse Stock Split was $2.08. As a result, the exercise price of those Public Offering Warrants outstanding on October 12, 2024 (which was the day immediately following the end of the measuring period for determining the event market price for the 2024 Reverse Stock Split other than for the Public Offering Warrants held by parties that entered into the warrant amendments described above) was reduced to $2.08 per share and the aggregate number of shares of common stock issuable upon the unexercised portions of those warrants as of October 12, 2024 increased to 4,966,383. Similarly, the exercise price of each of the Private Placement Warrant and the Keep Well Warrants was reduced to $2.08 per share and the number of shares of common stock issuable upon exercise thereof increased to 33,610,460.

The Company determined that the warrant exercise price reductions as described above were the effect of a down round feature that was triggered. The Company determined the value of the effect of the down round feature, by comparing the difference between the fair value of the warrants immediately before and after the exercise price reductions, was $44.6 million. In accordance with ASC 260, “Earnings per Share,” the Company's consolidated statement of operations for the year ended December 31, 2024 includes a deemed dividend for the value of the down round feature adjustments, as described above, of $44.6 million, which reduced income available to common shareholders in the Company's earnings per share calculations.

Exercise of Public Offering Warrants

From March 28, 2024 through April 18, 2024, the Company received a total of $2.0 million of cash proceeds from the exercise of Public Offering Warrants and the Company issued a total of 344,445 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split).

On October 8, 2024 and October 9, 2024, the Company received in the aggregate a total of $1.5 million of cash proceeds from the exercise of Public Offering Warrants and the Company issued a total of 817,602 shares of the common stock.
Commitment Shares
Pursuant to the terms of the Keep Well Agreement, in February 2023, the Company issued to Acuitas 22,646 shares of the Company's common stock (after giving effect to the reverse stock splits discussed in Note 2 above).
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our board of directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. At December 31, 2024, we had total undeclared dividends of $25.4 million.

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

The Series A Preferred Stock currently trades in the over-the-counter OTC Markets system. The Series A Preferred Stock was delisted from The Nasdaq Capital Market during the fourth quarter of 2023 due to non-compliance with Nasdaq’s listing rules related to the minimum bid price of stock listed on The Nasdaq Capital Market.

Note 8. Debt
Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. The Original Keep Well Agreement was amended on each of August 12, 2022 (the “First Amendment”), November 19, 2022 (the “Second Amendment”), December 30, 2022 (the “Third Amendment”), June 23, 2023 (the “Fourth Amendment”), October 31, 2023 (the “Fifth Amendment”), March 28, 2024 (the “Sixth Amendment”) and August 13, 2024 (the “August 2024 Amendment”). The Company refers to the Original Keep Well Agreement as amended to date as the “Keep Well Agreement” and to Acuitas Capital, together with its affiliates and with any of its transferees under the Keep Well Agreement, as “Acuitas.”

The Keep Well Agreement contains customary covenants that must be complied with by the Company, including, among others, restrictions on the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into certain asset sale transactions, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws.

The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. As of December 31, 2024, the Company was in compliance with the consolidated liquidity covenant, but the Company was not in compliance with the consolidated recurring revenue covenant. On April 8, 2025, Acuitas waived any non-compliance and/or violation of the annualized consolidated recurring revenue covenant through June 30, 2025. See Note 14 below.

Under the initial terms of the Keep Well Agreement, subject to the satisfaction of certain conditions precedent, the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note with a principal amount equal to the amount borrowed, and in connection with each such note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock. See “—Keep Well Notes” and “—Keep Well Warrants,” below, for additional information regarding the senior secured notes (the “Keep Well Notes”) and warrants issued under the Keep Well Agreement (the “Keep Well Warrants”).

Under the Second Amendment the then-remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million, and the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, the entire $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023.

In February 2023, as a result of approvals obtained at the 2023 Special Meeting relating to the terms provided for in the Second Amendment, the Company determined that the terms of the Keep Well Agreement as amended by the Second Amendment were substantially different from the terms in the Original Keep Well Agreement and that extinguishment of the senior secured notes issued under the Original Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Original Keep Well Agreement as amended by the Second Amendment was appropriate. As such, in February 2023, the Company recorded the extinguishment of the senior secured notes under the Original Keep Well Agreement, resulting in a loss on extinguishment of debt of $2.2 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The new debt instrument includes an embedded conversion feature, as described above, which was accounted for in accordance with ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which the Company adopted on January 1, 2022, and accordingly the Company did not separately present such embedded conversion feature in equity but rather accounted for the convertible debt wholly as debt. The Company also assessed and determined that the Keep Well Warrants qualified for equity classification and applied the relative fair value method to allocate proceeds from the debt issuance to the Keep Well Warrants. The Company incurred $0.3 million of debt issuance costs related to the Second Amendment. The fair value of the Keep Well Warrants and new debt issuance costs relating to the Second Amendment were recorded as part of debt discount and accreted using the effective interest method over the contractual term of the debt.

Under the Fourth Amendment, in lieu of the $4.0 million and $2.0 million that was supposed to be funded in June 2023 and September 2023 as described above, Acuitas agreed to deliver to the Company for deposit and to be held by the Company in a segregated account established by the Company: (i) $4.0 million on June 23, 2023 (which was received by the Company on June 26, 2023); and (ii) $2.0 million on September 1, 2023 (which was received by the Company on September 7, 2023). In the event the Company completes a qualified financing, all of the funds then on deposit in the escrow account (other than any accrued interest thereon, all of which will belong to the Company) would be invested in the qualified financing on behalf of Acuitas on the same terms as all other investors in the qualified financing. In connection with the Fourth Amendment, the Company incurred approximately $0.04 million of legal costs, which have been expensed as incurred as the Company determined that the Fourth Amendment was a modification of original debt terms.

Under the Fifth Amendment, if the Company completes a qualified financing: (a) in lieu of the provisions in the Fourth Amendment concerning the investment of the escrowed funds in the offering that constitutes a qualified financing, the Company and Acuitas agreed to consummate a $11.0 million private placement; and (b) Acuitas agreed to convert into shares of the Company’s common stock the aggregate principal amount of the Keep Well Notes, plus all accrued and unpaid interest thereon, minus $7.0 million, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); provided that if the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the qualified financing was less than the conversion price at which the Keep Well Notes were converted, (1) the Company agreed to issue to Acuitas such additional shares of common stock such that the total number of shares of common stock issued in respect of the Notes Conversion plus such additional shares of common stock would equal the number of shares that we would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the qualified financing; and (2) the exercise price of the warrants issued to Acuitas in connection with the Notes Conversion would be reduced to such offering price and the number of shares of common stock subject to such warrants would be increased to the number of shares of common stock that would have been subject to such warrants if the notes were converted at a conversion price equal to such offering price. As discussed in Note 7 above, the Company completed a qualified financing in November 2023, the $11.0 million private placement was completed concurrently with the qualified financing, and the Notes Conversion occurred immediately prior to the completion of the qualified financing. The consideration for the securities purchased by Acuitas in the private placement consisted of (a) the $6.0 million of funds then held in the escrow account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million. The Keep Well Note evidencing such $2.0 million is referred to as the “Surviving Note.”

In connection with the Fifth Amendment, the Company determined that the terms of the Fifth Amendment was substantially different from the original terms of the Keep Well Agreement and as such, extinguishment of the senior secured notes under the Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Fifth Amendment is appropriate. In October 2023, the Company recorded the extinguishment of the senior secured notes under the Keep Well Agreement and the new debt instrument at fair value, resulting in a net loss on extinguishment of debt of $2.3 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The Company incurred approximately $0.04 million of legal costs related to the Fifth Amendment, which was recorded as debt discount and accreted using the effective interest method over the contractual term of the debt.

Under the Sixth Amendment, the Company agreed to issue and sell to Acuitas, in Acuitas’ sole discretion, up to $15 million of Keep Well Notes that are payable upon demand of the holder (each a “Demand Note”).

Under the August 2024 Amendment, Acuitas agreed (1) to purchase $5.0 million of Demand Notes (the “Committed Demand Notes”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024; and (2) not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025.

As of December 31, 2024, the Company issued and sold $8.0 million of Demand Notes to Acuitas, including $3.5 million of Committed Demand Notes. As of the filing date of this report, Acuitas has purchased all of the aforementioned $5.0 million of Committed Demand Notes (see note 14 below), and Acuitas may, in its sole discretion, elect to purchase up to an additional $5.5 million of Demand Notes.

Under the Sixth Amendment, the conversion price of the Surviving Note was reduced from $0.60 (or $9.00 after giving effect to the 2024 Reverse Stock Split) to the lesser of (i) $0.36 (or $5.40 after giving effect to the 2024 Reverse Stock Split), and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on Nasdaq on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12 (or $1.80 after giving effect to the 2024 Reverse Stock Split), subject to further adjustment in accordance with its terms. The Company concluded that this modification of the conversion price of the Surviving Note was a substantially different term as provided in the Sixth Amendment, and therefore extinguishment of original debt and recognition of new debt is appropriate. As such, the Company recorded a $0.5 million loss on extinguishment of debt, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder.

Keep Well Notes

The Demand Notes are payable upon demand of the holder, however, as discussed above, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025. The maturity date of the Surviving Note is May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. The Company’s obligations to pay the Demand Notes and the Surviving Note in full are subject to acceleration for customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company.

Acuitas, at its option, has the right to convert the entire principal amount of the Keep Well Notes, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $5.40 (as adjusted for the 2024 Reverse Stock Split) per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $1.80 (as adjusted for the 2024 Reverse Stock Split), subject to adjustment for stock splits and similar corporate actions. In connection with the conversion of any Keep Well Note into shares of the Company’s common stock, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock. For additional information regarding the terms of such warrants, see “Keep Well Warrants,” below.

As of December 31, 2024, a total of $11.4 million, which includes $1.4 million of accrued paid-in-kind interest, was outstanding under the Keep Well Agreement. The amount outstanding under the Keep Well Agreement, which are evidenced by Keep Well Notes, accrues interest based on the adjusted term SOFR for each interest period. At December 31, 2024, the effective weighted average interest rate for the Keep Well Notes was 21.00%.

The net carrying amounts of the liability components consists of the following (in thousands):

	At December 31,
	2024	2023
Current debt:
Principal (Demand Notes)	$8,880	$—
Less: debt discount	(2,872)	—
Net carrying amount	$6,008	$—

Long-term debt:
Principal (Surviving Note)	$2,539	$2,057
Less: debt discount	(212)	(590)
Net carrying amount	$2,327	$1,467

Total debt, net	$8,335	$1,467

The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement (in thousands):

	Year Ended December 31,
	2024	2023
Contractual interest expense	$1,362	$3,753
Accretion of debt discount	355	3,385
Total	$1,717	$7,138

Keep Well Warrants

In connection with each borrowing under the Keep Well Agreement, the Company issued and will issue to Acuitas a warrant to purchase shares of the Company’s common stock.

Under the terms of the Second Amendment, the exercise price of each Keep Well Warrant outstanding as of the effective time of the reverse stock split approved by the Company’s stockholders at the 2023 Special Meeting would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of such reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of such reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”).

As discussed in Note 2 above, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44 (or $36.60 after giving effect to the 2024 Reverse Stock Split) on August 3, 2023. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

Also under the terms of the Second Amendment, the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 was to be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price. The closing price of the Company’s common stock on August 31, 2023 was $0.92 (or $13.80 after giving effect to the 2024 Reverse Stock Split). Accordingly, on September 1, 2023, the exercise price of each Keep Well Warrant then-outstanding was reduced to $0.92 (or $13.80 after giving effect to the 2024 Reverse Stock Split).

The Company assessed the adjustment to the warrant exercise price on August 3, 2023 and September 1, 2023, as described above, and determined that application of the relative fair value method was appropriate in assessing and allocating the change in the fair value of the warrants related to such change in warrant exercise prices. As such, the Company recorded a total of $0.2 million of debt discount costs to the Keep Well Notes in September 30, 2023, and such debt discount costs were accreted using the effective interest method over the remaining term of the Keep Well Notes.

For amounts borrowed under the Keep Well Agreement through the date of the 2023 Special Meeting, the warrant coverage was 100% of the principal amount borrowed under the Keep Well Agreement divided by $0.45 (or $40.50 after giving effect to the reverse stock splits effected in 2023 and 2024). For amounts borrowed under the Keep Well Agreement after the date of the Second Amendment and through the date of the Sixth Amendment, the warrant coverage was 100% of the principal amount borrowed under the Keep Well Agreement divided by $0.92 (or $13.80 after giving effect to the 2024 Reverse Stock Split). In connection with entering into the Sixth Amendment, the parties agreed that the warrant coverage in respect of each Demand Note purchased by Acuitas would be 200% of the principal amount of the Demand Note.

The initial exercise price of each warrant issued with respect to: (a) the first $4.5 million of principal amount of Demand Notes purchased by Acuitas, is the lesser of (i) $4.8557 (after giving effect to the 2024 Reverse Stock Split) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $1.69 (after giving effect to the 2024 Reverse Stock Split); and (b) any subsequent Demand Notes, will be the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company.

The Company determined the relative fair value of the warrants issued in connection with each Demand Note purchased by Acuitas through June 2024 and recorded a total of $2.7 million of expense included in "Debt issuance costs" in its consolidated statement of operation for the year ended December 31, 2024. Also, the Company analyzed and determined that the relative fair value of warrants issued relating to the Committed Demand Notes under the August 2024 Amendment are to be amortized using effective interest method through August 30, 2025 and as such, $1.1 million of debt discount was recorded on the Company's consolidated balance sheet.

In addition, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock, the Company issued and will issue to Acuitas a warrant to purchase a number of shares of the Company’s common stock equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant is equal to the conversion price of the Keep Well Note then in effect.

Each Keep Well Warrant has a term of five years from the date of issuance and terms substantially similar to the terms of the November 2023 Warrants, including provisions that adjust the exercise price as described above in the section titled “—Warrant Adjustment Provisions” in Note 7 above.

Through December 31, 2024, in connection with borrowings under the Keep Well Agreement and in connection with the Notes Conversion, the Company issued warrants to Acuitas to purchase an aggregate of 4,814,783 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split) at per share exercise prices ranging from $2.27 to $4.8557 (after giving effect to the 2024 Reverse Stock Split).

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

Other

During August and October 2024, the Company financed a total of $1.4 million of its insurance premiums at an annual weighted average effective rate of 8.6%, payable in equal monthly installments over terms ranging between 9 and 11 months and down payments totaling $0.3 million. During August and November 2023, the Company financed a total of $2.1 million of its insurance premiums at an annual weighted average effective rate of 8.7%, payable in 9 to 11 equal monthly installments and down payments totaling $0.4 million. At December 31, 2024 and 2023, there was $0.9 million and $1.4 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our consolidated balance sheet as of each respective period.

Note 9. Stock Based Compensation
The Company's Amended and Restated 2017 Stock Incentive Plan (the “A&R 2017 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan” and together with the A&R 2017 Plan and 2017 Plan, the "Plans") provide for the issuance of 4,856,650 shares of the Company's common stock. The A&R 2017 Plan has an “evergreen” feature pursuant to which on the first day of each fiscal year beginning with January 1, 2025 and through and including January 1, 2034, 3% of the number of shares outstanding on the first day of the applicable fiscal year will be automatically added to the share pool reserve; provided that the number of shares that may be added pursuant to the evergreen feature each fiscal year will not exceed 900,000 or such lesser number determined by our board of directors. The Company has granted stock options to employees, members of the Company's board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, options expire no later than ten years from the date of grant and awards granted to employees and members of the Company's board of directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of December 31, 2024, the Company had 3,958,636 shares of common stock in the aggregate subject to outstanding stock options and RSUs and 1,015,151 shares available for issuance under the A&R 2017 Plan (assuming that all awards outstanding as of such date are ultimately settled for their full number of shares and are not forfeited or modified).
Stock-based compensation expense was approximately $3.9 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2024	2023
Volatility	96.00% - 98.00%	101.00% - 109.00%
Risk-free interest rate	3.52% - 4.52%	3.36% - 4.18%
Expected life (in years)	3.52 - 4.66	3.76 - 4.66
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected life of options for the year ended December 31, 2024, reflects the application of the simplified method prescribed in SEC's Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2023	77,566	$99.58
Granted	4,076,172	3.38
Forfeited	(195,102)	22.06
Outstanding at December 31, 2024	3,958,636	4.35

Options vested and exercisable at December 31, 2024	92,021	36.10
The stock options granted, as presented in the table above, includes options to purchase 3.9 million shares of the Company's common stock granted in June 2024 to the Company's employees and members of the Company's board of directors, all of which were subject to stockholder approval of the A&R 2017 Plan, which was obtained on September 10, 2024 at the Company's 2024 annual meeting of stockholders.
As of December 31, 2024, there was $8.0 million of unrecognized compensation costs related to non-vested share-based compensation arrangements related to awards granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 3.28 years.
Restricted Stock Units - Directors and employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the Plans:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	8,043	$196.00
Vested and settled	(3,899)	115.75
Forfeited	(239)	2,948.22
Non-vested at December 31, 2024	3,905	107.67

As of December 31, 2024, there was $0.3 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted average period of 0.68 years.
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by the Company's board of directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	8,097,896	$8.94
Granted	69,909,182	3.16
Exercised	(1,659,883)	2.52
Cancelled	(34,980,692)	5.85
Outstanding as of December 31, 2024	41,366,503	2.04
Warrants exercisable as of December 31, 2024	41,366,503	2.04
The number of shares of the Company's common stock subject to warrants granted and warrants cancelled as presented in the table above each include and give effect to the adjustment to the exercise price of Public Offering Warrants and Private Placement Warrant (as such terms are defined in Note 8 above) pursuant to the waivers entered into by each holder of such warrants (discussed in Note 8 above). In accordance with the terms of such waivers, the exercise price per share of all outstanding Public

Offering Warrants and the outstanding Private Placement Warrant was reduced to $0.36 on March 28, 2024, which was reduced to $0.3442 on April 5, 2024, which was adjusted to $4.8557 in connection with the 2024 Reverse Stock Split, and which was adjusted to $2.25 or $2.08 on October 8, 2024 and October 12, 2024, respectively, as described in Note 8 above. Simultaneously with each exercise price adjustment, the number of shares of common stock issuable upon exercise was increased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, was equal to the aggregate exercise price before the adjustment in the exercise price. The exercise price reductions described above have been reflected as a cancellation of the previously issued warrants and grant of new warrants.
Also included in the number of shares of the Company's common stock subject to warrants granted as presented in the table above are Demand Warrants (as such term is defined in Note 8 above) granted in June 2024 through October 2024 by the Company to Acuitas to purchase a total of 7.7 million shares of the Company's common stock. The current exercise price per share of the Demand Warrants is $2.08, as adjusted for the 2024 Reverse Stock Split and the Event Market Price adjustment on October 12, 2024. See Note 8 above for more information.
The assumptions used in the Black-Scholes warrant-pricing model were as follows:

	Year Ended December 31,
	2024	2023
Volatility	93% - 98%	100% - 109%
Risk-free interest rate	3.62% - 3.88%	3.90% - 4.82%
Expected life (in years)	2.88 - 5.00	3.83 - 5.00
Dividend yield	0%	0%

Note 10. Leases

The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or finance leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Henderson, Nevada lease is for a total of 2,721 square feet of office space for lease term of 58 months that expires in February 2027. The Rosemont, Illinois lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The Company's finance leases were generally for 36 month terms. As of December 31, 2023, the terms of all of the Company's finance leases have ended.

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

Quantitative information for our leases was as follows (in thousands):

		December 31,
Consolidated Balance Sheets	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	“Operating lease right-of-use-assets”	$145	$195
Total lease assets		$145	$195
Liabilities
Current
Operating lease liabilities	“Current portion of operating lease liabilities”	$68	$56
Non-current
Operating lease liabilities	“Long-term operating lease liabilities”	98	166
Total lease liabilities		$166	$222

	Year Ended December 31,
Consolidated Statements of Operations	2024	2023
Operating lease expense	$82	$159
Short-term lease rent expense	5	3
Variable lease expense	—	23
Operating sublease income	—	(64)
Total rent expense, net	$87	$121
Finance lease expense:
Amortization of leased assets	$—	$66
Interest on lease liabilities	—	4
Total	$—	$70

	Year Ended December 31,
Consolidated Statements of Cash Flows	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$87	$222
Financing cash flows from finance leases	—	134
Other
Cash received for operating sublease	$—	$97

	December 31,
Other Information	2024	2023
Weighted-average remaining lease term (years)
Operating lease	2.2	3.2
Finance leases	—	—
Weighted-average discount rate (%)
Operating lease	16.25%	16.25%
Finance leases	—%	15.15%

The following table sets forth maturities of our lease liabilities (in thousands):

Operating Leases	December 31, 2024
2025	$90
2026	93
2027	16
Total lease payments	199
Less: imputed interest	(33)
Present value of lease liabilities	166
Less: current portion	(68)
Lease liabilities, non-current	$98

Note 11. Income Taxes
The components of our income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
State	$—	$80
Total current taxes	—	80
Income tax benefit	$—	$80

Income tax benefit for the year ended December 31, 2023 was primarily related to a reversal of accrued estimated income taxes.
Net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net operating losses	$28,245	$52,530
Stock-based compensation	1,832	2,286
Interest expense	9,071	7,131
Accrued liabilities and reserves	22	(118)
Fixed assets	97	227
Lease liabilities	41	57
Other temporary differences	3,036	3,132
Deferred commission	(55)	(36)
Prepaid expenses	(36)	12
Right-of-use assets	(36)	(50)
Valuation allowance	(42,217)	(65,171)
Net deferred tax asset	$—	$—
The Company believes that its deferred tax assets will not meet the more-likely-than not criteria set forth by ASC 740 - "Income Taxes" (“ASC 740”). Accordingly, management has provided a valuation allowance in full on its net deferred tax assets in the amount of $42.2 million and $65.2 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the total change in valuation allowance was $23.0 million and $9.0 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.

As of December 31, 2024, the Company had net federal and state net operating loss (“NOL”) carry forwards of approximately $125.2 million and $60.1 million, respectively, subject to potential further limitations of NOL. The federal NOL carryforwards arising in tax years beginning 2018 have an indefinite life, whereas those generated before 2018 have 20-year lifespan. Accordingly, NOLs generated prior to 2004 have expired. Given the Company has a full valuation allowance against its deferred tax assets, the expiration of these NOLs does not have a material impact on the Company’s financials.

The Company completed an analysis through December 31, 2023, of its ownership changes since formation in accordance with Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. The analysis determined that the Company experienced a Section 382 ownership change on November 14, 2023. As a result of November 14, 2023 ownership change, the Company expects the aforementioned NOLs above to be useable. Accordingly, the Company reduced its gross deferred tax asset associated with the NOL carryforward, for the amount that has or is expected to expire unutilized, with an offsetting reduction to the valuation allowance. Additionally, certain tax attributes, including NOLs, carrying over may be subject to an annual limitation under Section 382, which may restrict the Company's ability to offset taxable income. Further, the Company is in the process of completing an analysis through December 31, 2024 of its ownership changes since the Section 382 analysis was completed as of December 31, 2023, and dependent upon the results of the analysis, there could be additional limitations on the Company's NOLs.
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years presented was as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	(4.5)	(0.6)
Reduction in federal NOL carryforward DTA due to 382 study results	(77.3)	—
Change in federal valuation allowance	63.4	(20.0)
Reduction in state NOLs due to 382 study results	(21.1)	—
Change in state valuation allowance due to Section 382	21.1	—
Other	(2.6)	(0.1)
Effective tax rate	—%	0.3%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2024 and 2023, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2020, and by the IRS for tax years prior to 2021. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized or expired and such tax years are closed.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of research and experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures. In general, expenditures for U.S. based R&E activities must be amortized over 5 years and expenditures for foreign based R&E activities must be amortized over 15 years. As of December 31, 2024, the Company has engaged in U.S. based R&E activities and has recorded an estimated impact of the Section 174. The Company will continue to monitor the impact of new regulation.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2024, there have been no material changes to our tax positions.

Note 12. Segment Information

The Company determines its operating segment based on how its chief operating decision maker (“CODM”) manages the business, makes operating decisions, including the allocation of resources, and assesses operating performance. The Company's CODM is the Chief Executive Officer, who reviews the Company's operating results on a consolidated basis. The Company manages its business activities and allocates resources on a consolidated basis, operates as a single operating segment and has one reportable segment. The Company's segment profit or loss and segment expenses are consistent with its consolidated reporting as disclosed in its Consolidated Statement of Operations, which the CODM reviews as well as EBITDA and Adjusted EBITDA (as defined below) for the purpose of making operating decisions, assessing financial performance and allocating resources. The Company believes that these additional financial measures are useful financial metrics to assess its operating performance from period-to-period by excluding certain items that it believes are not representative of our core business.

The Company defines EBITDA as operating loss before interest, taxes, depreciation and amortization expenses. Adjusted EBITDA consists of operating loss before interest, taxes, depreciation, amortization, stock-based compensation expenses, and restructuring, severance and related costs. A reconciliation of EBITDA and Adjusted EBITDA to operating loss before interest, taxes, depreciation and amortization expenses is presented below for the periods indicated:

	Year Ended December 31,
	2024	2023
Revenue	$10,846	$12,743
Cost of revenue	4,022	3,943
Gross profit	6,824	8,800
Operating expenses:
Research and development	4,638	6,626
Sales and marketing	2,670	3,580
General and administrative	17,016	19,269
Restructuring, severance and related costs	290	457
Total operating expenses	24,614	29,932

Operating loss	$(17,790)	$(21,132)
Depreciation expense	606	1801
Amortization expense (1)	149	1,196
EBITDA	(17,035)	(18,135)
Stock-based compensation expense	3,920	2,948
Restructuring, severance and related costs (2)	290	457
Adjusted EBITDA	$(12,825)	$(14,730)
______________
(1) Relates to operating and financing right-of-use assets and acquired intangible assets.
(2) Includes one-time severance and related benefit costs related to reduction in workforce plans announced in February 2024 and March 2023 as part of Company's continued cost savings measure.

All of the Company's principal operations, decision-making functions and long-lived assets are located in the United States. The Company generates revenue from services it provides under its Wholehealth+ solution to customers in the United States. The Company began offering Ontrak Engage, a subset of Wholehealth+, on an à la carte basis in the first half of 2024, which revenue for the year ended December 31, 2024 was not material. See Note 3 above for information regarding concentration of revenue.

Note 13. Commitments and Contingencies
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the filing date of this report, we are not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except the following:
Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleged that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleged that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleged that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff sought certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) added Jonathan Mayhew as a defendant; (2) expanded the purported class period to August 5, 2020 through August 19, 2021; and (3) included allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. On February 2, 2024, the Court issued an order granting the Company’s motion to dismiss in its entirety and providing lead plaintiff leave to amend. On March 5, 2024, lead plaintiff filed its Third Amended Complaint, which asserted the same claims, against the same defendants for the same purported class period. On March 19, 2024, the Company filed its motion to dismiss the Third Amended Complaint. On September 3, 2024, the Court granted the Company's motion to dismiss the Third Amended Complaint and dismissed the Third Amended Complaint with prejudice. On September 30, 2024, lead plaintiff filed his Notice of Appeal. On January 31, 2025, lead plaintiff filed his Opening Brief; the Company filed its Answering Brief on April 2, 2025. The Company believes that the allegations lack merit and intends to defend against any appeal vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the

Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022, the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the Vega action pending a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 14, 2024, the parties in Consolidated Derivative Action stipulated to an extension of the stay pending a ruling on Ontrak’s anticipated motion to dismiss the forthcoming amended complaint filed by lead plaintiff in the Consolidated Class Action. On April 8, 2024, the parties in the Vega action did the same. On January 25, 2024, another purported stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Dutkiewicz v. Acuitas Group Holdings LLC (“Acuitas”), Case No. 2024-0068, alleging breach of fiduciary duty under Brophy and unjust enrichment against Acuitas and Terren S. Peizer and breach of fiduciary duties generally against Acuitas, Terren S. Peizer, Brandon H. LaVerne, Jonathan Mayhew, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, Katherine Quinn and Robert Newton. On July 11, 2024, the parties also stipulated to stay the matter pending a ruling on Ontrak’s motion to dismiss in the Consolidated Class Action.

On September 10, 2024, the Court in the Consolidated Derivative Action lifted the stay as a result of the September 3, 2024 dismissal with prejudice of the Third Amended Complaint in the Consolidated Class Action. On December 13, 2024, pursuant to a stipulation of the parties entered by the Court, the defendants in the Consolidated Derivative Action filed their Motion to Dismiss the complaint for failure to sufficiently plead demand futility (to which the Company thereafter joined) and to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 23.1 and in the alternative stay the action pending the appeal in the Consolidated Class Action. That motion is now fully briefed and has been taken under submission by the Court. Meanwhile, on February 5, 2025, the Court set a trial date of June 8, 2026, and attendant discovery and other case dates. On December 18, 2024, after the stay entered on July 11, 2024 expired of its own accord and pursuant to a stipulation of the parties entered by the Court, the defendants in the Dutkiewicz action filed their Motion to Dismiss the complaint for failure to sufficiently plead demand futility (in which the Company joined) and to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 23.1 and in the alternative stay the action pending the appeal in the Consolidated Class Action. Class Action and conclusion of the United States v. Peizer, 2:23-cr-0080 (C.D. Cal.) criminal action referenced below. On February 10, 2025, plaintiff responded by filing an Amended Complaint. On February 19, 2025, the parties stipulated to stay defendants’ response until 21 days after sentencing in the Peizer action. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the Series A Preferred Stock pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Preferred Stock Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Preferred Stock Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity (the “Underwriters”). The plaintiff asserts three causes of action alleging that Ontrak violated § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933; while the Court granted leave to amend the plaintiff determined not to amend to pursue that claim. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. On October 12, 2023, the Court issued its ruling granting plaintiff's Motion and certifying the class as to the Section 11 and Section 15 claims only.

The parties were engaged in discovery until November 3, 2023, when the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On December 14, 2023, the Court granted the application for leave to intervene and stay discovery, staying discovery until June 25, 2024, or until the criminal case reached its conclusion at the trial level. The Court also vacated the previously set trial and related dates. On June 25, 2024, the Court lifted the stay on discovery and ordered (a) a further status conference to be held August 29, 2024, at 9:00 a.m., (b) the parties to meet and confer in advance of that status conference regarding a new case schedule and (c) the parties to submit a joint status report in advance thereof. On August 26, 2024, the parties submitted a joint status report and proposed case schedule tying remaining dates to the resolution of certain document production issues, which the Court entered on August 27, 2024. At the August 29, 2024 status conference, the Court set a further status conference for October 23, 2024 at 1:45 p.m. At the October 23, 2024 status conference, the Court set a hearing on certain document production issues as between plaintiff and Mr. Peizer for February 20, 2025 at 1:45 p.m. At the February 20, 2025 hearing, the Court denied plaintiff’s request that the Court compel production of certain documents. The Court also set a status conference for May 13, 2025 at 1:45 p.m.

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

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, Ontrak's former Chief Executive Officer and Chairman of our board of directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. On February 18, 2025, the Court vacated the sentencing hearing scheduled for February 24, 2025 and ordered Mr. Peizer and the Government to meet and confer regarding a new date. The Court has since set a forfeiture hearing for April 28, 2025. The Company cannot predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 14. Subsequent Events

One contract the Company has with a customer includes a minimum guarantee of aggregate invoices, at agreed upon rates, of $5.8 million over a two year contractual period that ended on December 31, 2024. The Company invoiced this customer $3.1 million as of December 31, 2024, leaving $2.7 million of the minimum guarantee not invoiced as of December 31, 2024. On February 18, 2025, the Company extended the contract with this customer for an additional three years through December 31, 2027, and extended the minimum guarantee of aggregate invoice contractual period end date from December 31, 2024 to June 30, 2025. If all $2.7 million is not invoiced by June 30, 2025, the shortfall will be invoiced to the customer on June 30, 2025, at which time revenue will be evaluated for recognition.

On March 28, 2025, the Company issued and sold a Demand Note to Acuitas in the original principal amount of $1.5 million, and in connection therewith, the Company issued to Acuitas a Demand Warrant, with an exercise price of $1.48, to purchase approximately 2.0 million shares of the Company’s common stock.

On April 8, 2025, the Company, Acuitas Capital and Mr. Peizer entered into an agreement under which (i) Acuitas Capital waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern; and (ii) the Company agreed that the foregoing waivers are in satisfaction of the Company’s claim to, and that the Company will not seek, restitution under the Mandatory Victim Restitution Act, 18 U.S.C. § 3663A and the Victim and Witness Protection Act, 18 U.S.C. § 3663 with respect to the matters adjudicated in United States v. Terren S. Peizer, Court Docket 2:23-CR-89. The foregoing summary of the agreement does not purport to be complete and is qualified in its entirety by reference to a copy of the agreement, which is filed as an exhibit to this report and incorporated by reference herein.