Form 10-Q
period 2025-03-31
Ontrak, Inc.
filed 2025-05-20
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 14, 2025, there were 4,217,848 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash	$4,087	$5,710
Accounts receivable, net	602	1,012
Unbilled receivables	879	595
Deferred costs	179	178
Prepaid expenses and other current assets	2,162	2,065
Total current assets	7,909	9,560
Long-term assets:
Property and equipment, net	454	490
Goodwill	5,713	5,713
Other assets	4,064	5,167
Operating lease right-of-use assets	131	145
Total assets	$18,271	$21,075
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$725	$179
Accrued compensation and benefits	824	558
Deferred revenue	19	18
Demand notes payable, net	7,037	6,008
Current portion of operating lease liabilities	72	68
Other accrued liabilities	2,379	1,949
Total current liabilities	11,056	8,780
Long-term liabilities:
Long-term debt, net	2,489	2,327
Long-term operating lease liabilities	79	98
Total liabilities	13,624	11,205
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 4,217,848 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	7	7
Additional paid-in capital	552,253	550,585
Accumulated deficit	(547,613)	(540,722)
Total stockholders' equity	4,647	9,870
Total liabilities and stockholders' equity	$18,271	$21,075
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$2,017	$2,680
Cost of revenue	1,271	975
Gross profit	746	1,705

Operating expenses:
Research and development	1,408	1,078
Sales and marketing	564	532
General and administrative	4,624	4,078
Restructuring, severance and related costs	—	290
Total operating expenses	6,596	5,978
Operating loss	(5,850)	(4,273)

Other expense, net	—	(2)
Interest expense, net	(1,041)	(183)
Loss before income taxes	(6,891)	(4,458)
Income tax expense	—	—
Net loss	(6,891)	(4,458)
Dividends on preferred stock - undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(9,130)	$(6,697)

Net loss per common share, basic and diluted	$(1.65)	$(1.65)

Weighted-average common shares outstanding, basic and diluted	5,517	4,059

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	3,770,265	$—	4,217,848	$7	$550,585	$(540,722)	$9,870
Demand Warrants issued	—	—	—	—	247	—	247
Stock-based compensation expense	—	—	—	—	1,421	—	1,421
Net loss	—	—	—	—	—	(6,891)	(6,891)
Balance at March 31, 2025	3,770,265	$—	4,217,848	$7	$552,253	$(547,613)	$4,647

Balance at December 31, 2023	3,770,265	$—	2,564,465	$6	$484,926	$(470,661)	$14,271
Debt issuance costs	—	—	—	—	10,495	—	10,495
Common stock issued relating to settlement of contingent consideration	—	—	83	—	64	—	64
Pre-Funded Warrants exercised	—	—	268,827	1	—	—	1
Public Offering Warrants exercised	—	—	96,667	—	522	—	522
Restricted stock units vested, net	—	—	3	—	—	—	—
Stock-based compensation expense	—	—	—	—	352	—	352
Net loss	—	—	—	—	—	(4,458)	(4,458)
Balance at March 31, 2024	3,770,265	$—	2,930,045	$7	$496,359	$(475,119)	$21,247

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,891)	$(4,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,421	352
Paid-in-kind interest expense	586	112
Depreciation expense	104	198
Amortization expense	454	100
Change in fair value of warrant liability	—	2
Changes in operating assets and liabilities:
Accounts receivable	411	(241)
Unbilled receivables	(284)	(25)
Prepaid expenses and other assets	(84)	365
Accounts payable	545	104
Deferred revenue	1	146
Leases liabilities	(16)	(13)
Other accrued liabilities	1,030	99
Net cash used in operating activities	(2,723)	(3,259)
Cash flows from investing activities
Purchase of property and equipment	(58)	(37)
Net cash used in investing activities	(58)	(37)
Cash flows from financing activities
Proceeds from Demand Notes	1,500	—
Proceeds from warrants exercised	—	523
Financed insurance premium payments	(342)	(528)
Payment of taxes related to net-settled stock awards	—	—
Net cash provided by (used in) financing activities	1,158	(5)
Net change in cash and restricted cash	(1,623)	(3,301)
Cash at beginning of period	5,710	9,701
Cash at end of period	$4,087	$6,400

Supplemental disclosure of cash flow information:
Interest paid	$17	$30
Non-cash financing and investing activities:
Debt issuance costs	$—	$10,495
Warrants issued in connection with Demand Notes	247	—
Finance lease and accrued purchases of property and equipment	—	4
Common stock issued to settle contingent consideration	—	64

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
Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc., its wholly-owned subsidiaries and its variable interest entities. The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 8 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), filed with the Securities and Exchange Commission (“SEC”), from which the consolidated balance sheet as of December 31, 2024 has been derived. The Company operates as one segment.

Going Concern

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2025, our total cash was $4.1 million and we had negative working capital of approximately $3.1 million. For the three months ended March 31, 2025, our average monthly cash burn rate from operations was $0.9 million.

As of March 31, 2025, we had $13.5 million of secured debt, including accrued paid-in-kind interest, outstanding, all of which is represented by senior secured promissory notes issued under the Keep Well Agreement (as defined in Note 7 below) we entered into with Acuitas (as defined in Note 7 below). On May 9, 2025, we borrowed an additional $0.5 million under the Keep Well

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Agreement (see Note 12 below). On May 19, 2025, we and Acuitas entered into an agreement relating to the Keep Well Agreement pursuant to which, among other things, Acuitas (i) committed to purchase up to an additional $5.0 million in principal amount of Demand Notes (as defined in Note 7 below) and up to $5.0 million in principal amount of senior secured non-convertible promissory notes , and (ii) agreed not to exercise its right to require that any amounts due under any Demand Note or any senior secured non-convertible promissory note be paid until the earlier of (a) September 1, 2026 and (b) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes (see Note 12 below). As of the filing date of this report, approximately $14.4 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement is outstanding, $11.6 million of which is represented by senior secured convertible promissory notes issued under the Keep Well Agreement that are payable upon demand of the holder at any time after the earlier of (y) September 1, 2026 and (z) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

The Keep Well Agreement includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. At March 31, 2025, we were not in compliance with either of the consolidated liquidity or consolidated recurring revenue covenants. On April 8, 2025, the Company and Acuitas entered into an agreement under which Acuitas waived (a) any non-compliance and/or violation of each of those covenants through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern. There can be no assurance that we will receive a waiver from Acuitas for any future defaults under the Keep Well Agreement. See the risk factor in Item 1A of Part I of the 2024 10-K titled, “As of the filing date of this report, we have approximately $13.6 million, including accrued paid-in-kind interest, outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.”

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.

Under applicable accounting standards, our management has the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months from the date the financial statements in this report are released. Based on our current analysis of the conditions described above and our forecast of our future operating results, we will require additional capital to fund our operations through the next 12 months from the date the financial statements in this report are released. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

In addition to potentially borrowing additional funds under the Keep Well Agreement, we are currently seeking to raise capital; however, when we can raise such capital, and how much we can raise, depends on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our business prospects. We do not know whether, and no assurances can be given that, capital will be available to us, including under the Keep Well Agreement, on terms favorable to us and our stockholders or at all. Further, additional borrowings under the Keep Well Agreement and/or an equity financing may have a dilutive effect on the holdings of our existing stockholders. If additional adequate capital is not available or is not available on acceptable terms, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs. As noted above, as of the filing date of this report, we have approximately $14.4 million of secured debt outstanding under the Keep Well Agreement. If we become unable to continue as a going concern or if Acuitas were to exercise its rights under the Keep Well Agreement in the event of default thereunder, Acuitas would have the rights of a secured creditor with a first priority lien on our assets, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and our other stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of the 2024 10-K titled, “We need additional capital to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional capital on a timely basis, on favorable terms, or at all.”

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
Recently Adopted Accounting Standard
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), related to income tax disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 and expects to provide enhanced income tax disclosures in its full year financial statements for the year ended December 31, 2025.

Recently Issued Accounting Pronouncement
In January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which requires disclosures by public entities about specific disaggregated information regarding specific costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in the notes to its financial statements. For public business entities, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its consolidated financial statements and related footnote disclosures.

Note 2. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenue as a percentage of our total revenue:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
Percentage of Revenue	2025	2024
Customer A	78.3%	9.9%
Customer B	13.8	—
Customer C	—	62.1
Customer D	—	20.5
Remaining customers	7.9	7.5
Total	100.0%	100.0%
The following table is a summary of concentration of credit risk by customer accounts receivable as a percentage of our total accounts receivable as of the periods presented:

	At March 31,	At December 31,
Percentage of Accounts Receivable	2025	2024
Customer A	100.0%	45.8%
Customer C	—	43.5
Remaining customers	—	10.7
Total	100.0%	100.0%

The Company applies the specific identification method for assessing provision for credit losses. There was no bad debt expense during either of the three months ended March 31, 2025 or 2024.
Customer Notifications

On each of October 2, 2024 and October 10, 2023, the Company was notified by separate health plan customers of their intent not to continue using the Company’s services after December 2024 and February 2024, respectively. As such, all members related to these health plan customers who had not otherwise graduated from the Ontrak program were disenrolled as of December 31, 2024 and February 28, 2024, respectively.
Other Receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 11 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as a receivable with a corresponding liability on its consolidated balance sheet. As of March 31, 2025, the Company submitted cumulative claims for legal defense costs totaling approximately $5.7 million, of which $4.9 million has been paid by the insurer to the third parties. The Company has $0.8 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.8 million as part of "Other accrued liabilities" on its condensed consolidated balance sheet as of March 31, 2025.

Note 3. Property and Equipment

Property and equipment consisted of the following (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31,	December 31,
	2025	2024
Software	$2,722	$4,817
Computers and equipment	401	401
ROU assets - finance lease	268	268
Subtotal	3,391	5,486
Less: Accumulated depreciation and amortization	(2,937)	(4,996)
Property and equipment, net	$454	$490

Total depreciation and amortization expense relating to property and equipment presented above was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Capitalized Internal Use Software Costs

During the three months ended March 31, 2025 and 2024, the Company capitalized $0.07 million and $0.04 million, respectively, of costs relating to development of internal use software, and recorded $0.1 million and $0.2 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 4. Restructuring, Severance and Related Costs

In February 2024, the Company implemented restructuring plans as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. As part of this plan, in February 2024, approximately 21% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the three months ended March 31, 2024. The headcount reductions were completed by May 2024.

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
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,891)	$(4,458)
Dividends on preferred stock - undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(9,130)	$(6,697)

Weighted-average shares of common stock outstanding	5,517	4,059
Net loss per common share - basic and diluted	$(1.65)	$(1.65)

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Included in the weighted-average shares of common stock outstanding for each of the three months ended March 31, 2025 and 2024 are a total of 1,299,575 common shares (after giving effect to the 2024 Reverse Stock Split) issuable upon the exercise of Private Placement Pre-funded Warrant (as defined and described below), which are exercisable at any time for a nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following number of shares issuable upon exercise of stock options and warrants (excluding the Private Placement Pre-funded Warrant) outstanding as of March 31, 2025 and 2024 have been excluded from the diluted earnings per share calculation as their effect would be anti-dilutive:

	March 31,
	2025	2024
Warrants to purchase common stock	42,093,955	12,483,906
Options to purchase common stock	4,150,073	121,524
Total	46,244,028	12,605,430

Equity Offerings
Common Stock and Warrants

On November 14, 2023, the Company completed a public offering (the “Public Offering”), in which the Company issued (a) 306,138 shares of its common stock and 650,896 warrants to purchase up to 650,896 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) at a combined public offering price of $9.00 per share of common stock and accompanying warrants (after giving effect to the 2024 Reverse Stock Split), and (b) 418,706 pre-funded warrants (after giving effect to the 2024 Reverse Stock Split) to purchase up to 418,706 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) (the “Public Offering Pre-Funded Warrants”) and 837,411 warrants (after giving effect to the 2024 Reverse Stock Split) to purchase up to 837,411 shares of its common stock (after giving effect to the 2024 Reverse Stock Split) at a combined public offering price of $8.4646 per Public Offering Pre-Funded Warrant and accompanying warrants (after giving effect to the 2024 Reverse Stock Split), which represents the per share public offering price for the common stock and accompanying warrants less the $0.0014 per share exercise price (after giving effect to the 2024 Reverse Stock Split) for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the warrants accompanying the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering and it constituted a qualified financing for purposes of the Keep Well Agreement. Total net proceeds was approximately $5.3 million (net of approximately $1.0 million of offering related fees and expenses, not including the placement fee payable relating to the private placement discussed below). The Public Offering Warrants had an initial exercise price of $0.85 per share, subject to adjustment, and expire on December 20, 2028.

In accordance with the Fifth Amendment (as defined and described in Note 8 below), in a private placement that closed concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC, an affiliate of Acuitas Capital, an unregistered pre-funded warrant to purchase up to 1,299,575 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split), at an exercise price of $0.0014 per share (after giving effect to the 2024 Reverse Stock Split) (the “Private Placement Pre-Funded Warrant”), and an unregistered warrant to purchase up to 6,418,589 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split), at an exercise price of $4.8557 per share (after giving effect to the 2024 Reverse Stock Split) (the “Private Placement Warrant,” and together with the Public Offering Warrants, the “November 2023 Warrants”), for total consideration of $11.0 million. The consideration for the Private Placement Warrant and the Private Placement Pre-Funded Warrant consisted of (a) the $6.0 million that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) $5.0 million of debt owed under the Keep Well Notes, which was cancelled. The Company paid placement fees of approximately $0.4 million in connection with the private placement.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warrant Adjustment Provisions

In addition to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, the exercise price of the November 2023 Warrants, the Demand Warrants and the New Keep Well Warrants, and the number of shares of common stock issuable upon exercise thereof are subject to adjustment upon the occurrence of the events described below (collectively, the “Warrant Adjustment Provisions”).

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

•Adjustment for Stock Combination Events. In the event of stock dividends, stock splits, reorganizations or similar events affecting the Company's common stock (a “Stock Combination Event”), if the Event Market Price (as defined below) is less than the exercise price of the warrants then in effect (after giving effect to customary adjustments thereto as a result of the event), then on the 16th trading day immediately following the Stock Combination Event, the exercise price of the warrants will be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event, the quotient determined by dividing (x) the sum of the volume weighted average price (“VWAP”) of the Company's common stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after the date of such Stock Combination Event, by (y) five.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Waivers by Holders of Outstanding Warrants

On March 28, 2024, the Company and each holder of a Public Offering Warrant entered into a waiver and consent agreement (collectively, the “Public Offering Investor Waivers”), pursuant to which such holder agreed to waive, with respect to the transactions contemplated by the Sixth Amendment (as defined and described in Note 7 below), certain limitations and prohibitions in the securities purchase agreement pursuant to which the Public Offering Warrants were issued that otherwise would have prohibited the Company from entering into Sixth Amendment and consummating the transactions contemplated thereby.

In addition, pursuant to the Public Offering Investor Waivers, the holders of the Public Offering Warrants agreed to the following adjustments to the exercise price of the Public Offering Warrants then in effect (in lieu of the adjustments that would otherwise be made in accordance with the terms of the Public Offering Warrants) in connection with the Sixth Amendment and the transactions contemplated thereby: (i) the exercise price was reduced to $5.40 per share at the time the Company entered into the Sixth Amendment (after giving effect to the 2024 Reverse Stock Split); (ii) if $5.40 was greater than the lowest VWAP of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the Company entering into the Sixth Amendment (the “Restricted Transaction Measuring Period”), then the exercise price per share would be further reduced to the lowest VWAP on any trading day during the Restricted Transaction Measuring Period; and (iii) if any senior secured promissory note issued under the Keep Well Agreement is converted into shares of the Company’s common stock at a conversion price per share less than the exercise price per share of the Public Offering Warrants then in effect, after giving effect to the preceding clauses (i) and (ii) and any adjustments pursuant to the terms of the Public Offering Warrant (other than Section 3(b) thereof), then the exercise price will be further reduced to such conversion price at such time of such conversion.

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

In order to enter into the Sixth Amendment, as described above, the Company and the holders of the Public Offering Warrants and Private Placement Warrant agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrant, as described above. The Company deemed these modifications of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.7 million. A cumulative total of $10.9 million of debt issuance costs (the foregoing $10.7 million plus $0.2 million of legal cost) was recorded as a long-term asset included in "Other assets" on the Company's condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, $4.0 million and $5.1 million, respectively, of aforementioned debt issuance costs remain in "Other assets" on the Company's condensed consolidated balance sheets.
Exercise of Public Offering Warrants and Pre-Funded Warrants

From March 28, 2024 through April 18, 2024, the Company received a total of $2.0 million of cash proceeds from the exercise of Public Offering Warrants and the Company issued a total of 344,445 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split).

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

From January 30, 2024 through March 20, 2024, the Company received a nominal amount upon the exercise of Public Offering Pre-Funded Warrants, and the Company issued a total of 268,827 shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split).
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our board of directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. At March 31, 2025, we had total undeclared dividends of $27.6 million.

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

Note 6. Stock-Based Compensation

The Company's Amended and Restated 2017 Stock Incentive Plan (the “A&R 2017 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan” and together with the A&R 2017 Plan and 2017 Plan, the "Plans") provide for the issuance of 4,856,650 shares of the Company's common stock. The A&R 2017 Plan has an “evergreen” feature pursuant to which on the first day of each fiscal year beginning with January 1, 2025 and through and including January 1, 2034, 3% of the number of shares outstanding on the first day of the applicable fiscal year will be automatically added to the share pool reserve; provided that the number of shares that may be added pursuant to the evergreen feature each fiscal year will not exceed 900,000 or such lesser number determined by the Company's board of directors. The Company has granted stock options to employees, members of the Company's board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, options expire no later than ten years from the date of grant and awards granted to employees and members of the Company's board of directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of March 31, 2025, the Company had 4,153,978 shares of common stock in the aggregate subject to outstanding stock options and RSUs and 948,674 shares available for issuance under the A&R 2017 Plan (assuming that all awards outstanding as of such date are ultimately settled for their full number of shares and are not forfeited or modified).

Stock-based compensation expense was $1.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used in the Black-Scholes option-pricing model were as follows:

Three Months Ended March 31, 2025
Volatility	94.0%
Risk-free interest rate	4.29%
Expected life (in years)	3.81
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected life of options for the three months ended March 31, 2025 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the expected life of options as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	3,958,636	$4.35
Granted	223,013	1.85
Forfeited	(30,680)	4.27
Expired	(896)	163.92
Outstanding as of March 31, 2025	4,150,073	4.18

Options vested and exercisable as of March 31, 2025	146,877	$22.33
As of March 31, 2025, there was $6.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements related to awards granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 2.90 years.
Restricted Stock Units - Directors and Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table provides our RSU awards outstanding under the Plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2025 and December 31, 2024	3,905	$107.67

As of March 31, 2025, there was $0.2 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 0.43 years.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by the Company's board of directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	41,366,503	$2.04
Granted	2,027,027	1.48
Outstanding as of March 31, 2025	43,393,530	2.01
Warrants exercisable as of March 31, 2025	43,393,530	2.01

The warrant granted presented in the table above is a Demand Warrant (as such term is defined in Note 8 below) granted in March 2025 by the Company to Acuitas in connection with the issuance of a $1.5 million Demand Note (as such term is defined in Note 7 below). See Note 7 below for more information.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Three Months Ended March 31, 2025
Volatility	97%
Risk-free interest rate	3.98%
Expected life (in years)	5.00
Dividend yield	0%

Note 7. Debt
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

The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. At March 31, 2025, the Company was not in compliance with either of the consolidated recurring revenue or consolidated liquidity covenants. On April 8, 2025, Acuitas waived any non-compliance and/or violation of each of those covenants through June 30, 2025. See Note 12 below.

Under the initial terms of the Keep Well Agreement, subject to the satisfaction of certain conditions precedent, the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Under the Second Amendment, the then-remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million, and the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, the entire $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023.

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

Under the Fifth Amendment, if the Company completes a qualified financing: (a) in lieu of the provisions in the Fourth Amendment concerning the investment of the escrowed funds in the offering that constitutes a qualified financing, the Company and Acuitas agreed to consummate a $11.0 million private placement; and (b) Acuitas agreed to convert into shares of the Company’s common stock the aggregate principal amount of the Keep Well Notes, plus all accrued and unpaid interest thereon, minus $7.0 million, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); provided that if the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the qualified financing was less than the conversion price at which the Keep Well Notes were converted, (1) the Company agreed to issue to Acuitas such additional shares of common stock such that the total number of shares of common stock issued in respect of the Notes Conversion plus such additional shares of common stock would equal the number of shares that we would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the qualified financing; and (2) the exercise price of the warrants issued to Acuitas in connection with the Notes Conversion would be reduced to such offering price and the number of shares of common stock subject to such warrants would be increased to the number of shares of common stock that would have been subject to such warrants if the notes were converted at a conversion price equal to such offering price. As discussed in Note 5 above, the Company completed a qualified financing in November 2023, the $11.0 million private placement was completed concurrently with the qualified financing, and the Notes Conversion occurred immediately prior to the completion of the qualified financing. The consideration for the securities purchased by Acuitas in the private placement consisted of (a) the $6.0 million of funds then held in the escrow account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million. The Keep Well Note evidencing such $2.0 million is referred to as the “Surviving Note.”

Under the Sixth Amendment, the Company agreed to issue and sell to Acuitas, in Acuitas’ sole discretion, up to $15 million of Keep Well Notes that are payable upon demand of the holder (each a “Demand Note”). Under the August 2024 Amendment, Acuitas agreed (1) to purchase $5.0 million of Demand Notes (the “Committed Demand Notes”) and (2) not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025.

On March 28, 2025, the Company issued and sold a Demand Note to Acuitas in the original principal amount of $1.5 million, and in connection therewith, the Company issued to Acuitas a Demand Warrant (see discussion below under “Keep Well Warrants”). As of March 31, 2025 the Company issued and sold a total of $9.5 million of Demand Notes to Acuitas, which included $5.0 million of Committed Demand Notes. On May 9, 2025, the Company issued and sold a Demand Note to Acuitas in the original principal amount of $0.5 million, and in connection therewith, the Company issued to Acuitas a Demand Warrant (see Note 12 below).

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On May 19, 2025, the Company and Acuitas entered into an agreement relating to the Keep Well Agreement pursuant to which, among other things, Acuitas (i) committed to purchase up to an additional $5.0 million in principal amount of Demand Notes and up to $5.0 million in principal amount of senior secured non-convertible promissory notes, and (ii) agreed not to exercise its right to require that any amounts due under any Demand Note or any senior secured non-convertible promissory note be paid until the earlier of (a) September 1, 2026 and (b) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes (see Note 12 below).

Keep Well Notes

The Demand Notes are payable upon demand of the holder, however, as discussed above, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note be paid until the earlier of (a) September 1, 2026 and (b) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes. The maturity date of the Surviving Note is May 14, 2026. The Company’s obligations to pay the Demand Notes and the Surviving Note in full are subject to acceleration for customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company.

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

At March 31, 2025, a total of $13.5 million, which includes $2.0 million of accrued paid-in-kind interest, was outstanding under the Keep Well Agreement. The amount outstanding under the Keep Well Agreement, which are evidenced by Keep Well Notes, accrues interest based on the adjusted term SOFR for each interest period. At March 31, 2025, the effective weighted average interest rate for the Keep Well Notes was 20.06%.
The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Current debt:
Principal (Demand Notes)	$10,836	$8,880
Less: debt discount	(3,799)	(2,872)
Net carrying amount	$7,037	$6,008

Long-term debt:
Principal (Surviving Note)	$2,668	$2,539
Less: debt discount	(179)	(212)
Net carrying amount	$2,489	$2,327

Total debt, net	$9,526	$8,335

The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$586	$112
Accretion of debt discount	440	39
Total interest expense	$1,026	$151

Keep Well Warrants

In connection with each borrowing under the Keep Well Agreement, the Company issued and will issue to Acuitas a warrant to purchase shares of the Company’s common stock. In the Sixth Amendment, the parties agreed that, in connection with the issuance of each Demand Note, the Company will issue to Acuitas a warrant to purchase shares of the Company’s common stock (a “Demand Warrant”) and that the number of shares of the Company’s common stock underlying each Demand Warrant would be equal to (y) the product of the principal amount of the applicable Demand Note and 200% divided by (z) the initial exercise price of the applicable Demand Warrant. Each Demand Warrant has a term of five years. The initial exercise price per share of each Demand Warrant issued in connection with each Demand Note issued following the initial $4.5 million in principal amount of Demand Notes issued was and will be equal to the closing bid price of the Company’s common stock immediately preceding the time the applicable Demand Note is issued by the Company.

In addition, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock, the Company issued and will issue to Acuitas a warrant to purchase a number of shares of the Company’s common stock equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant is equal to the conversion price of the Keep Well Note then in effect. Each Keep Well Warrant has a term of five years from the date of issuance and terms substantially similar to the terms of the November 2023 Warrants, including provisions that adjust the exercise price as described above in the section titled “—Warrant Adjustment Provisions” in Note 5 above.

During the three months ended March 31, 2025,the Company issued to Acuitas Demand Warrant to purchase a total of 2,027,027 shares of the Company's common stock with a per share exercise price of $1.48. On May 9, 2025, the Company issued to Acuitas a Demand Warrant to purchase 609,756 shares of the Company's common stock with a per share exercise price of $1.64.
Other

During August and October 2024, the Company financed a total of $1.4 million of its insurance premiums at an annual weighted average effective rate of 8.6%, payable in equal monthly installments over terms ranging between 9 to 11 months and down payments totaling $0.3 million. At March 31, 2025 and December 31, 2024, there was $0.6 million and $0.9 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

Note 8. Segment Information

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
restructuring, severance and related costs. A reconciliation of EBITDA and Adjusted EBITDA to operating loss before interest, taxes, depreciation and amortization expenses is presented below for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	2,017	2,680
Cost of revenue	1,271	975
Gross profit	746	1,705
Operating expenses:
Research and development	1,408	1,078
Sales and marketing	564	532
General and administrative	4,624	4,078
Restructuring, severance and related costs	—	290
Total operating expenses	6,596	5,978

Operating loss	$(5,850)	$(4,273)
Depreciation expense	104	198
Amortization expense (1)	14	61
EBITDA	(5,732)	(4,014)
Stock-based compensation expense	1,421	352
Restructuring, severance and related costs (2)	—	290
Adjusted EBITDA	$(4,311)	$(3,372)
______________
(1) Relates to operating lease right-of-use assets and acquired intangible assets.
(2) Includes one-time severance and related benefit costs related to reduction in workforce plan announced in February 2024 as part of Company's continued cost savings measure.

All of the Company's principal operations, decision-making functions and long-lived assets are located in the United States. The Company generates revenue from services it provides under its Wholehealth+ and accompanying suite of solutions to customers in the United States. See Note 2 above for information regarding concentration of revenue.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of March 31, 2025 and December 31, 2024
	Level I	Level II	Level III	Total
Warrant liabilities (1)	$—	$—	$2	$2
Total liabilities	$—	$—	$2	$2
___________________
(1) Relates to warrants issued in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., executed on March 8, 2022, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2025 and December 31, 2024 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to warrants issued in connection with an amendment to our Note Purchase Agreement dated September 24, 2019. In accordance with current accounting rules, the warrant liabilities are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Warrant Liabilities
Balance as of March 31, 2025 and December 31, 2024	$2
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

March 31, 2025
Volatility	100.0%
Risk-free interest rate	3.89%
Weighted average expected life (in years)	1.51
Dividend yield	0%

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
As discussed under the heading Management Services Agreements (“MSA”) below, the Company has two MSA, one with a Texas nonprofit health organization (“TIH”) and another with a California Professional Corporation (“CIH”). Under the MSAs, the equity owners of TIH and CIH have only a nominal equity investment at risk, and the Company absorbs or receives a majority

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of the entity’s expected losses or benefits. The Company participates significantly in the design of these MSAs. The Company also agrees to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH including its decision making and approvals are conducted for its benefit, as evidenced by the fact that (i) the operations of TIH and CIH are conducted primarily using the Company's licensed network of providers and (ii) under the MSA, the Company agrees to provide and perform all non-medical management and administrative services for the entities. Payment of the Company's management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to the Company's general credit.
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its VIEs (in thousands):

	March 31, 2025	December 31, 2024
Cash	$51	$1,187
Accounts receivable	—	441
Prepaid and other current assets	31	46
Total assets	$82	$1,674

Accounts payable	$—	$1
Accrued liabilities	26	40
Payables to Ontrak	1,461	1,876
Total liabilities	$1,487	$1,917

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

Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleged that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleged that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleged that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff sought certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) added Jonathan Mayhew as a defendant; (2) expanded the purported class period to August 5, 2020 through August 19, 2021; and (3) included allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. On February 2, 2024, the Court issued an order granting the Company’s motion to dismiss in its entirety and providing lead plaintiff leave to amend. On March 5, 2024, lead plaintiff filed its Third Amended Complaint, which asserted the same claims, against the same defendants for the same purported class period. On March 19, 2024, the Company filed its motion to dismiss the Third Amended Complaint. On September 3, 2024, the Court granted the Company's motion to dismiss the Third Amended Complaint and dismissed the Third Amended Complaint with prejudice. On September 30, 2024, lead plaintiff filed his Notice of Appeal. On January 31, 2025, lead plaintiff filed his Opening Brief; the Company filed its Answering Brief on April 2, 2025. Plaintiff's optional responsive brief is due May 23, 2025. The Company believes that the allegations lack merit and intends to defend against any appeal vigorously.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The parties were engaged in discovery until November 3, 2023, when the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On December 14, 2023, the Court granted the application for leave to intervene and stay discovery, staying discovery until June 25, 2024, or until the criminal case reached its conclusion at the trial level. The Court also vacated the previously set trial and related dates. On June 25, 2024, the Court lifted the stay on discovery and ordered (a) a further status conference to be held August 29, 2024, at 9:00 a.m., (b) the parties to meet and confer in advance of that status conference regarding a new case schedule and (c) the parties to submit a joint status report in advance thereof. On August 26, 2024, the parties submitted a joint status report and proposed case schedule tying remaining dates to the resolution of certain document production issues, which the Court entered on August 27, 2024. The parties are now again engaged in discovery. The Court set a status conference for November 4, 2025.

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

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, Ontrak's former Chief Executive Officer and Chairman of our board of directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. On April 29, 2025, the Court found that Mr. Peizer’s insider trading had resulted in avoided losses of $12,711,324 and ordered Mr. Peizer to forfeit that amount. Mr. Peizer is set to be sentenced on June 23, 2025. The Company cannot predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 12. Subsequent Events

On April 8, 2025, the Company, Acuitas and Mr. Peizer entered into an agreement under which (i) Acuitas waived (a) any non-compliance and/or violation of each of the recurring revenue and liquidity covenants in the Keep Well Agreement through and including June 30, 2025, and (b) solely with respect to the Company’s consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of the Company’s auditor thereon be unqualified as to going concern; and (ii) the Company agreed that the foregoing waivers are in satisfaction of the Company’s claim to, and that the Company will not seek, restitution under the Mandatory Victim Restitution Act, 18 U.S.C. § 3663A and the Victim and Witness Protection Act, 18 U.S.C. § 3663 with respect to the matters adjudicated in United States v. Terren S. Peizer, Court Docket 2:23-CR-89. The foregoing summary of the agreement does not purport to be complete and is qualified in its entirety by reference to a copy of the agreement, which is filed as an exhibit to this report and incorporated by reference herein.

On May 9, 2025, the Company issued a Demand Note to Acuitas in the original principal amount of $0.5 million, and in connection therewith, the Company issued to Acuitas a Demand Warrant to purchase approximately 609,756 shares of the Company’s common stock with an exercise price of $1.64.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 19, 2025, the Company and Acuitas entered into an agreement (the “May 2025 Agreement”) relating to Keep Well Agreement. Under the May 2025 Agreement, Acuitas committed to purchase from the Company (i) up to $5.0 million in principal amount of Demand Notes and (ii) up to $5.0 million in principal amount of senior secured non-convertible promissory notes payable upon demand of the holder (the “Non-Convertible Demand Notes”). The Company, at any time, may request that Acuitas purchase a Demand Note in a principal amount up to $1.5 million, and at any time after Acuitas has purchased all $5.0 million in principal amount of Demand Notes, the Company may request that Acuitas purchase a Non-Convertible Demand Note in a principal amount of up to $1.5 million. Acuitas’ obligation to purchase a Demand Note or Non-Convertible Demand Notes, as the case may be, is subject to the conditions that (1) (x) the Company used best efforts to effect a registered equity offering to raise sufficient capital to pay and discharge, when due and payable, all of its obligations, (y) the Company was unable despite its best efforts to effect such offering on reasonably acceptable terms, as determined by the Company’s board of directors (such determination to be made as if the financing contemplated by the May 2025 Agreement were not available to the Company); and (z) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge, when due and payable, all of its obligations for the 30-day period following the date such notice is delivered; and (2) since May 19, 2025, there shall have been no material adverse change (or any event or events that, individually or in the aggregate, with or without lapse of time, could reasonably be expected to result in a material adverse change) in the results of operations, business operations, properties, assets, condition (financial or otherwise), customer relations, business activities or business prospects of the Company and its subsidiaries.

Under the terms of the May 2025 Agreement, the Company may not request, without Acuitas’ consent, that Acuitas purchase more than $1.5 million in principal amount of Demand Notes or Non-Convertible Demand Notes, as the case may be, within any 30-day period, and to the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after May 19, 2025, Acuitas may, in its sole discretion, elect to reduce the amount of Demand Notes and Non-Convertible Demand Notes to be purchased on a dollar-for-dollar basis.

In the May 2025 Agreement, Acuitas also agreed not to exercise its right to require that any amounts due under any Demand Note or Non-Convertible Demand Note be paid until the earlier of (a) September 1, 2026 and (b) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of Non-Convertible Demand Notes.

In accordance with the terms of the Sixth Amendment, in connection with the issuance of each Demand Note, the Company will issue to Acuitas a Demand Warrant. If a Non-Convertible Demand Note is issued, no warrant or any other security will be issued by the Company in connection with the issuance thereof. The terms of the Non-Convertible Demand Notes are the same as the terms of the Demand Notes except that the Non-Convertible Demand Notes are not convertible and when the amounts payable by the Company under a Non-Convertible Demand Note become due, in addition to all other amounts owed by the Company in respect thereof, the Company will pay to the holder thereof an amount in cash equal to the difference, as determined in a manner mutually acceptable to the Company and Acuitas, between the value of (i) a Demand Note with the same principal amount as the applicable Non-Convertible Demand Note, and (ii) the applicable Non-Convertible Demand Note, as of the issuance date of the applicable Non-Convertible Demand Note. In determining the value of a Demand Note, the value of the conversion rights of Demand Notes and of the warrants that would have been issued in connection with the issuance of a Demand Note and upon conversion of a Demand Note, assuming it was converted in full, shall be taken into account.

In accordance with the terms of the warrants the Company previously issued to Acuitas under the Keep Well Agreement (which have exercise prices of between $1.48 and $2.08 per share) and the November 2023 Warrants (which have an exercise price of $2.08 per share), if the exercise price of such warrants is greater than the lowest VWAP of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the Company’s entry into the May 2025 Agreement, then the exercise price will be reduced to such lowest VWAP, and if the exercise price is reduced, the number of shares of the Company’s common stock subject to such warrants will increase proportionally such that after such reduction of the exercise price, the aggregate exercise price payable under such warrants for the adjusted number of shares will be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements, including, without limitation, those relating to our future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”) and other reports that we file with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Our actual results may differ materially from those discussed due to such risks, uncertainties and assumptions. New risks emerge from time to time, and it is not possible for us to predict which new risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We caution you not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Recent Developments
Customer Notification

In October 2024, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024. As such, all members related to this health plan customer who had not otherwise graduated from the Ontrak program were disenrolled as of December 31, 2024.

Agreement with Acuitas

On May 19, 2025, the Company and Acuitas (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) entered into an agreement (the “May 2025 Agreement”) relating to the Keep Well Agreement (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Under the May 2025 Agreement, Acuitas committed to purchase from the Company (i) up to $5.0 million in principal amount of Demand Notes (as defined in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) and (ii) up to $5.0 million in principal amount of senior secured non-convertible promissory notes payable upon demand of the holder. See Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information regarding the May 2025 Agreement, which is incorporated by reference herein.
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

	Three Months Ended March 31,
(In thousands, except for outreach pool and percentages)	2025	2024	Change $	Change %
Revenue	$2,017	$2,680	$(663)	(25)%
Cash flow from operations	(2,723)	(3,259)	536	16

	At March 31,
	2025	2024	Change	Change %
Callable outreach pool - WholeHealth+	7,319	5,057	2,262	45%
Callable outreach pool - Ontrak Engage (1)	22,152	—	22,152	N/A
	29,471	5,057	24,414

_________
(1) Represents the number of health plan members eligible for our Ontrak Engage program, one of the segmented solutions of WholeHealth+. We began offering the Ontrak Engage program on an à la carte basis in the first half of 2024. A detailed description of our solutions is available in Part I, Item 1 of our 2024 10-K.

Our revenue for the three months ended March 31, 2025 was $2.0 million compared to $2.7 million for the same period in 2024. The decrease in our revenue in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease in total average enrolled members.

Our cash flow from operations for the three months ended March 31, 2025 was $(2.7) million compared to $(3.3) million for the same period in 2024. The improvement in our cash flow from operations during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to an increase in collections on our accounts receivable as well as efficient cash flow management of our accounts payable at March 31, 2025.

Our callable outreach pool for the WholeHealth+ program was 7,319 at March 31, 2025 compared to 5,057 at March 31, 2024. The increase was primarily related to expansions of our program with several of our health plan customers throughout 2024: in February 2024, to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast, and a continuing expansion of our strategic partnership with the same health plan customer, in March 2024, to offer our program to eligible self-insured groups; in May 2024, the launch of a new customer agreement with a prominent regional Medicaid health plan for our Wholehealth+, Ontrak Engage and Ontrak Access solutions upon obtainment of state approval; in August 2024, the signing of a new customer agreement with a large, regional health plan in the Northeast, for whom we began proving our WholeHealth+ solution in October 2024 to its members in New York as well as our Engage solution to its members who are not eligible for WholeHealth+ but who may benefit from ongoing care coaching to help them address physical and behavioral health challenges and social needs without the need for provider intervention (see discussion below about the launch of Ontrak Engage program); and in December 2024, the signing of an agreement with a new health plan customer to deliver our Wholehealth+ solution to its Medicare Advantage members, with enrollment that began in February 2025. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process and enhancing our offering, we expect our callable outreach pool to continue to fluctuate in the near term.

In the first half of 2024, we began offering the Ontrak Engage program, one of the segmented solutions of WholeHealth+, on an à la carte basis. Our callable outreach pool for the Ontrak Engage program was 22,152 at March 31, 2025 compared to 20,648 at December 31, 2024.

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

One contract we have with a customer includes a minimum guarantee of aggregate invoices, at agreed upon rates, of $5.8 million over a two year contractual period that ended on December 31, 2024. We invoiced this customer $3.1 million as of December 31, 2024, leaving $2.7 million of the minimum guarantee not invoiced as of December 31, 2024. On February 18, 2025, we extended the contract with this customer for an additional three years through December 31, 2027, and extended the minimum guarantee of aggregate invoice contractual period end date from December 31, 2024 to June 30, 2025. As of March 31, 2025, $4.6 million has been invoiced, leaving $1.2 million that has not been invoiced. If all $1.1 million is not invoiced to this customer by June 30, 2025, the shortfall will be invoiced to the customer on June 30, 2025, at which time revenue will be evaluated for recognition.

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

Interest Expense, net

Interest expense consists primarily of interest expense from our outstanding debt, accretion of debt discount, amortization of debt issuance costs and finance leases, if any.
Other Income (Expense), net

Other income (expense), net consists of gains and losses associated with changes in fair value of warrant liabilities, write-off of debt issuance related costs and other assets, if any, and other miscellaneous income and expense items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$2,017	$2,680
Cost of revenue	1,271	975
Gross profit	746	1,705

Operating expenses:
Research and development	1,408	1,078
Sales and marketing	564	532
General and administrative	4,624	4,078
Restructuring, severance and related costs	—	290
Total operating expenses	6,596	5,978
Operating loss	(5,850)	(4,273)

Other expense, net	—	(2)
Interest expense, net	(1,041)	(183)
Loss before income taxes	(6,891)	(4,458)
Income tax expense	—	—
Net loss	$(6,891)	$(4,458)

Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change	Change %
Total revenue	$2,017	$2,680	$(663)	(25)%

Total revenue decreased $0.7 million, or 25%, in the three months ended March 31, 2025 compared to the same period of 2024. The decrease in revenue was primarily due to a decrease in total average enrolled members during the three months ended March 31, 2025 compared to the same period in 2024, which was primarily the result of disenrollment of members as of December 31, 2024 for the health plan customer who gave us notice in October 2024 of its intent not to continue using our services after December 2024, slightly offset by a new health plan customer signed in late December 2024 whose members we began enrolling in late February 2025.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change	Change %
Cost of revenue	$1,271	$975	$296	30%
Gross profit	746	1,705	(959)	(56)
Gross profit margin	37%	64%	(27)%

Cost of revenue increased $0.3 million, or 30%, in the three months ended March 31, 2025 compared to the same period of 2024. The increase in cost of revenue in the three months ended March 31, 2025 was primarily due to higher employee compensation and benefit costs, as well as an increase in provider costs.

Gross profit decreased by $1.0 million and gross profit margin decreased by 27% in the three months ended March 31, 2025 compared to the same period of 2024. The decrease in both gross profit and gross profit margin was primarily due to the decrease in revenue as well as the increase in our cost of revenue, as discussed above. We anticipate our gross margins to be lower than in 2024, and we may experience slight decreases during the periods when we initiate new customer expansions.
Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change	Change %
Operating expenses:
Research and development	$1,408	$1,078	$330	31%
Sales and marketing	564	532	32	6
General and administrative	4,624	4,078	546	13
Restructuring, severance and related costs	—	290	(290)	(100)
Total operating expenses	$6,596	$5,978	$618	10

Operating loss	$(5,850)	$(4,273)	$(1,577)	37%
Total operating expenses increased by $0.6 million, or 10%, in the three months ended March 31, 2025 compared to the same period in 2024. The increase in operating expenses was primarily due to:

•a $0.3 million increase in our research and development costs, which was primarily related to a $0.4 million increase in employee related costs, partially offset by a $0.1 million decrease in depreciation expense;
•a $0.03 million increase in our sales and marketing costs, which was primarily related to a $0.1 million increase in employee related cost in our sales and marketing department, partially offset by a $0.04 million decrease in professional consulting expenses, a $0.02 million decrease in software related expenses and a $0.02 million decrease in other general expenses;
•a $0.5 million increase in our general and administrative costs, which was primarily related to a $0.7 million increase in employee related cost, partially offset by a $0.2 million decrease in insurance related costs; and
•a $0.3 million decrease in our restructuring, severance and related costs related to the workforce reduction implemented in February 2024. For more information, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change $	Change %
Other expense, net	$—	$(2)	$2	(100)%
Other expense, net for the three months ended March 31, 2024 was related to the loss on change in fair value of warrant liabilities.
Interest Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	Change $	Change %
Interest expense, net	$(1,041)	$(183)	$(858)	469%
The increase in interest expense, net for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a higher average total outstanding loan balance during the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2025, our total cash was $4.1 million and we had negative working capital of approximately $3.1 million. For the three months ended March 31, 2025, our average monthly cash burn rate from operations was $0.9 million.

As of March 31, 2025, we had $13.5 million of secured debt, including accrued paid-in-kind interest, outstanding, all of which is represented by senior secured promissory notes issued under the Keep Well Agreement. On May 9, 2025, we borrowed an additional $0.5 million under the Keep Well Agreement. Under the May 2025 Agreement, Acuitas (i) committed to purchase up to an additional $5.0 million in principal amount of Demand Notes and up to $5.0 million in principal amount of senior secured non-convertible promissory notes, and (ii) agreed not to exercise its right to require that any amounts due under any Demand Note or any senior secured non-convertible promissory note be paid until the earlier of (a) September 1, 2026 and (b) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes. See “—Recent Developments—Agreement with Acuitas,” above. As of the filing date of this report, approximately $14.4 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement is outstanding, $11.6 million of which is represented by Demand Notes payable upon demand of the holder at any time after the earlier of (y) September 1, 2026 and (z) 30 days following the date on which Acuitas has purchased all $5.0 million in principal amount of the senior secured non-convertible promissory notes, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

The Keep Well Agreement includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. At March 31, 2025, we were not in compliance with either of the consolidated liquidity or consolidated recurring revenue covenants. On April 8, 2025, we and Acuitas entered into an agreement under which Acuitas waived (a) any non-compliance and/or violation of each of those covenants through and including June 30, 2025, and (b) solely with respect to our consolidated financial statements for the year ended December 31, 2024, any non-compliance and/or violation of the covenant in the Keep Well Agreement requiring that such financial statements and the report of our auditor thereon be unqualified as to going concern. There can be no assurance that we will receive a waiver from Acuitas for any future defaults under the Keep Well Agreement. See the risk factor in Item 1A of Part I of the 2024 10-K titled, “As of the filing date of this report, we have approximately $13.6 million, including accrued paid-in-kind interest, outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.”

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.

Under applicable accounting standards, our management has the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months from the date the financial statements in this report are released. Based on our current analysis of the conditions described above and our forecast of our future operating results, we will require additional capital to fund our operations through the next 12 months from the date the financial statements in this report are released. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

In addition to potentially borrowing additional funds under the Keep Well Agreement, we are currently seeking to raise capital; however, when we can raise such capital, and how much we can raise, depends on a variety of factors, including, among others, market conditions, the trading price of our common stock, and our business prospects. We do not know whether, and no assurances can be given that, capital will be available to us, including under the Keep Well Agreement, on terms favorable to us and our stockholders or at all. Further, additional borrowings under the Keep Well Agreement and/or an equity financing may have a dilutive effect on the holdings of our existing stockholders. If additional adequate capital is not available or is not available on acceptable terms, we will need to reevaluate our planned operations and may need to cease operations, file for bankruptcy, liquidate, and/or wind-up our affairs. As noted above, as of the filing date of this report, we have approximately $14.4 million of secured debt outstanding under the Keep Well Agreement. If we become unable to continue as a going concern or if Acuitas were to exercise its rights under the Keep Well Agreement in the event of default thereunder, Acuitas would have the rights of a secured creditor with a first priority lien on our assets, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and our other stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of the 2024 10-K titled, “We need additional capital to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional capital on a timely basis, on favorable terms, or at all.”

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

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,723)	$(3,259)
Net cash used in investing activities	(58)	(37)
Net cash provided by (used in) financing activities	1,158	(5)
Net change in cash	$(1,623)	$(3,301)

Net cash used in operating activities during the three months ended March 31, 2025 was $2.7 million compared with $3.3 million during the same period in 2024. The year-over-year improvement in our cash flow from operations was primarily due to an increase in collections on our accounts receivable as well as efficient cash flow management of our accounts payable at March 31, 2025.
Net cash used in investing activities was approximately $0.06 million and $0.04 million for the three months ended March 31, 2025 and 2024, respectively, which was primarily related to capitalized software development costs.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2025 compared with $0.005 million of net cash used in financing activities for the three months ended March 31, 2024. The $1.2 million of net cash provided by financing activities for the three months ended March 31, 2025 was primarily related to $1.5 million of proceeds from borrowings under the Keep Well Agreement, partially offset by $0.3 million of financed insurance premium payments. The $0.005 million of net cash used in financing activities for the three months ended March 31, 2024 was primarily related to $0.5 million of financed insurance premium payments, partially offset by $0.5 million of proceeds from exercises of warrants.

Our total cash was $4.1 million as of March 31, 2025.

Debt

See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a detailed discussion about our debt.
Common Stock and Preferred Stock Offerings
See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a detailed discussion about our common stock and preferred stock offerings, and related preferred stock dividends.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2024 10-K and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2024 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the filing date of the 2024 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of the filing of this report, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the legal proceedings discussed in Note 11, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, in Part I, Item 1 of this report, which is incorporated by reference herein.

Item 1A.     Risk Factors

In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this report, as well as the risk factors disclosed in Item 1A of Part I of the 2024 10-K. Any of the risks discussed in this report or any of the risk factors disclosed in Item 1A of Part I of the 2024 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our securities could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report. There have been no material changes from the risk factors disclosed in Item 1A of Part I of the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) All sales of unregistered securities during the three months ended March 31, 2025, if any, were previously reported by the Company in a Current Report on Form 8-K.
(b) None.
(c) None.

Item 3.    Defaults Upon Senior Securities
(a) None.
(b) Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our board of directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $28.9 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

(a) None.

(b) None.

(c) During the period from January 1, 2025 to March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description
10.1
Agreement dated April 8, 2025 between Ontrak, Inc., Acuitas Capital LLC and Terren S. Peizer (incorporated herein by reference to Exhibit 10.8(n) to the Company's Annual Report on Form 10-K, filed with the SEC on April 14, 2025).

10.2
Agreement by and between the Company and Acuitas Capital LLC dated May 19, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 20, 2025).

10.3	Form of Senior Secured Non-Convertible Demand Note (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 20, 2025).
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
*     Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: May 20, 2025	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)